Form 10-K
period 1993-12-31
ROCHESTER TELEPHONE CORP
filed 1994-03-25
CIK 84567

                            FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

  [x] Annual Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 [Fee Required]
           For the fiscal year ended December 31, 1993
                               or
  [ ] Transition Report Pursuant to Section 13 or 15(d) of
      The Securities Exchange Act of 1934 [No Fee Required]
         For the transition period from        to

                  Commission file number 1-4166

                 ROCHESTER TELEPHONE CORPORATION
     (Exact Name of registrant as specified in its charter)

          New York                      16-0613330
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)         Identification No.)

     180 South Clinton Avenue           14646-0700
     Rochester, New York                (Zip Code)
(Address of principal executive offices)

                 Registrant's telephone number,
               including area code: (716) 777-7100

   Securities registered pursuant to Section 12(b) of the Act:
                                         Name of each exchange
     Title of Each Class                   on which registered
     -------------------                 -----------------------
     Common Stock, par value $1.00       New York Stock Exchange
        per share

4 3/4 Percent Convertible Debentures     New York Stock Exchange
     Due March 1, 1994

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1994 is $1,587,600,000. The number of shares outstanding of Rochester Telephone Corporation's common stock (Par Value $1.00 per share) as of the close of February 28, 1994 is 36,579,066 shares.

               Documents Incorporated by Reference

(1) Portions of the registrant's Annual Report to Shareowners for fiscal year ended December 31, 1993, as presented in Exhibit No. 13 of this Form 10-K, are incorporated by reference in Part II hereof.

(2) Portions of the Notice of Annual Meeting and Proxy Statement issued by the registrant in connection with its Annual Meeting of Shareowners to be held April 27, 1994, as presented in Exhibit No. 99 of this Form 10-K, are incorporated by reference in Parts III and IV hereof.

                             PART I
ITEM 1.  BUSINESS
=================

     Rochester Telephone Corporation ("Rochester Tel" or the "Company") is a major U.S. diversified telecommunications firm with headquarters in Rochester, New York. The Company was incorporated in 1920 under the laws of New York State to take over and unify the properties of a predecessor company and certain properties of the New York Telephone Company which were located in the same general territory. Currently, the Company's principal lines of business are Telecommunication Services and Telephone Operations. Telecommunication Services consists of a major regional long distance company, cellular and paging operations, and equipment sales. Telephone Operations consists of 37 local telephone companies which serve, as of December 31, 1993, approximately 931,650 access lines in 14 states.

     Historically, Telephone Operations has provided the majority of the Company's revenues and income. However, an increasing percentage of Rochester Tel's revenues and income is being generated by the Company's long distance and wireless operations. In 1984, the Company made the strategic decision to enter the long distance business. It now provides long distance voice, video and data communication services throughout the United States with its major marketing and sales focus in New York State, New England, and the Mid-Atlantic and Midwest regions. The Company first began providing cellular communications services in the Rochester, New York metropolitan area in 1985. Today, it manages wireless communications operations which serve over 4.3 million potential subscribers in five states.

     Prior to 1988, the Company's Telephone Operations were heavily concentrated in New York State. Since 1988, the Company has acquired 29 local telephone companies and has significantly diversified its geographic base. The Company's largest telephone operation is in Rochester, New York and serves approximately 506,520 access lines. The Company refers to the other 36 telephone companies outside of Rochester, New York as "Regional Telephone Operations". This latter group now includes approximately 425,130 access lines and in 1993 reached an aggregate revenue level greater than the Rochester, New York Operating Company.

     A key strategy for the Company is to provide integrated communications services for its customers. These integrated services include long distance, wireless, and local telephone service as well as selected products and services that the Company will remarket to customers as a single source provider. Rochester Tel is committed to growing its business through expansion of its existing businesses, the development of value added products and services, and selected acquisitions.

      On February 3, 1993, the Company filed a proposal with the New York State Public Service Commission (NYSPSC) to open its
Rochester, New York local exchange market to competition.
Adoption of the Company's plan would also result in the formation of a Holding Company that would own the various
Rochester Tel companies. This filing is discussed in detail under the caption "Open Market Plan", at page 13, infra.

      Rochester Tel and NYNEX have agreed to form a joint venture, Upstate Partners, to manage and operate certain of their cellular properties located within New York State. This joint venture will serve a territory that includes approximately 4,543,000 potential customers and includes the cities of Buffalo, Syracuse, Rochester, Binghamton, Utica, Elmira and Watertown, New York. One of Rochester Tel's subsidiaries will serve as managing partner of Upstate Partners. This is described in more detail under the caption
"Wireless Communications", at page 7, infra.

      On November 3, 1993, the Company announced a management reorganization to address the needs of specific market segments and to operate more cost effectively. The reorganization included the consolidation of redundant systems, a reduction in the number of customer service centers, and a continuing emphasis on streamlining and reducing management layers. Overall, the Company reduced its work force by 7 percent during 1993, and will continue to pursue further reductions in work force levels.

      On December 20, 1993, the Company announced two transactions. In Alabama, the Company increased its ownership interest in the South Alabama Cellular Partnership from 50.6 percent to 69.6 percent. In addition, the Company has reached a definitive agreement to sell the Minot Telephone Company of North Dakota, representing approximately 26,000 access lines. Both of these transactions are subject to various regulatory approvals.

      On February 1, 1994, the Company entered into a nonbinding letter of intent for the purchase of a partnership ("Minnesota Cellular") which owns the business and assets of a cellular company serving a Rural Service Area ("RSA") in Minnesota with a population of approximately 225,000 potential subscribers. The transaction is anticipated to involve the issuance of the Company's Common Stock. The transaction is contingent upon several factors, including the negotiation of a definitive agreement, approval of the Company's Board of Directors, and regulatory approvals.

      On February 15, 1994, the Company completed a public offering of its common stock. A total of 2,605,500 new shares were issued in connection with this offering. The public offering also included the sale of 2,885,000 shares that were held by a subsidiary of Sprint Corporation.

      The principal executive offices of the Company are located at 180 South Clinton Avenue, Rochester, New York 14646-0700. The telephone number is (716) 777-1000.

Telecommunication Services
==========================

General
- - - -------
      The Telecommunication Services segment of Rochester Tel is comprised of Network Systems and Services, which provides long distance services, customer premises equipment, and wireless services. The Company's major deregulated business is long distance service. While regionally focused in the Northeast, Mid-Atlantic and Midwest states from a marketing and sales perspective, customers of the Company's long distance business enjoy nationwide and international connectivity. Telecommunication Services' revenues have increased significantly over the past few years and accounted for 34 percent of Rochester Tel's total revenues for the year ended December 31, 1993. The Company intends to expand Telecommunication Services by increasing its existing commercial and residential customer base, continuing to develop new products, and effecting selected acquisitions.

Long Distance Services
- - - ----------------------
      The Company provides long distance services primarily through a subsidiary, RCI Long Distance, Inc. ("RCI"). RCI routes long distance traffic over its 100 percent digital state-of-the-art network and resells services obtained from other suppliers to route calls to areas where it does not have its own facilities. RCI currently owns and operates seven switching sites. These are located in Rochester, New York; New York City; Washington, D.C.; Philadelphia, Pennsylvania; Cleveland, Ohio; Burlington, Vermont; and Manchester, New Hampshire. RCI is installing a switch in Chicago, Illinois to handle its increased traffic volume in the Midwest. RCI's switched services include basic long distance or measured toll service which is accessible via "1 + dialing", 800 services, a variety of long distance products targeted at specific consumer and business segments, and value-added services such as travel cards, prepaid cards and information services. In addition, RCI provides flexible billing services such as multi-location billing, customized accounting codes and electronic billing features.

      RCI currently focuses its marketing efforts in New York State, New England and the Mid-Atlantic and Midwest regions. In these regions, RCI markets its products through a direct sales force, direct marketing campaigns, sales agents and affiliated local exchange carriers. The majority of RCI's revenues are derived from small to medium-sized business customers. RCI has introduced a number of programs designed to attract new long distance customers. For example, the "Budget Call" feature enables any telephone user to dial an access code and complete a call through RCI's long distance network. The cost of the call is invoiced by the customer's local telephone company.
The rates for such calls are typically 10 percent lower than the rates charged by the major long distance carriers. Budget Call is currently available in five states. This program is anticipated to expand to as many as sixteen states by the end of 1994.

      As part of the Company's overall service integration strategy, RCI has significantly increased residential usage through its "Visions Long Distance" program (as described in "Telephone Operations-General" at page 10) where RCI's long distance services are marketed through Company-owned as well as non-affiliated local exchange service providers. Through the Visions Long Distance program, the Company has achieved penetrations in excess of 50 percent in several markets as a result of customer preference for unified billing and service. Because residential long distance calling volumes peak in the evenings, on weekends and on holidays, when commercial traffic tends to be lowest, expanding the residential business increases revenues with virtually no need to increase existing switching and transmission facilities.

      RCI completed two acquisitions in 1993. In June 1993, the Company completed the purchase of Budget Call Long Distance Inc. ("Budget Call"), a long distance reseller in Pennsylvania. RCI then began to utilize the Budget Call program, described earlier in this section, throughout its long distance markets. On September 30, 1993, the Company completed the purchase of Mid Atlantic Telecom, Inc., ("Mid Atlantic"), an interexchange carrier headquartered in Washington D.C. with operations in New England and the Mid-Atlantic region. Mid Atlantic had more than tripled its revenue in the five years prior to the acquisition to approximately $21 million for the twelve months ended December 31, 1993. Both purchases served to implement RCI's strategy to expand its customer and market base. The Company intends to continue to pursue additional acquisitions to provide greater economies of size and scale to its operation and to extend its customer and market reach.

      The long distance industry is dominated on a volume basis by the nation's three largest long distance providers, AT&T, MCI and Sprint, which generate an aggregate of approximately 86 percent of the nation's long distance revenue of approximately $59 billion. In each of its markets RCI competes with AT&T, MCI and Sprint, as well as with other national and regional long distance companies, for intercity communications transmission services such as 1 +, dedicated access, 800 service and private line service. The primary bases for competition in the long distance business are pricing, product offering, and service. One element of service includes billing and customer information. The Company intends to continue to compete aggressively in the long distance business.

Wireless Communications
- - - -----------------------
      Since 1985, the Company has provided cellular service in the Rochester Metropolitan Statistical Area ("MSA"), which has a population of approximately one million, in a partnership with ALLTEL Corporation. Rochester Tel has an 85 percent interest in this partnership which currently operates and maintains 25 cell sites in the Rochester, New York MSA. In addition, in April 1993, the Company acquired a 70 percent interest in a cellular system serving the Utica-Rome, New York MSA. The Company also has investments in wireless properties elsewhere in New York State and in Alabama, Georgia, Illinois and Iowa. The Company, through its subsidiaries, is a member of the MobiLink marketing alliance, a nationwide consortium of wireless operators. The Company intends to continue to pursue additional investments in cellular or wireless operations. The Company's preference is to invest in properties which are adjacent to existing Company-owned properties or where a controlling interest can be obtained.

      Despite intense price competition during the construction of its network in the Rochester, New York market, the Company's cellular business has remained profitable since its first full year of service. This business has consistently increased its subscriber base while maintaining an efficient cost structure.

      On March 12, 1993, the Company and NYNEX signed a definitive agreement to form a joint venture, Upstate Partners, in upstate New York. This agreement was amended in December 1993 to add additional properties to the joint venture. A Rochester Tel subsidiary will operate the 50/50 joint venture, and has already assumed certain operational responsibilities under an interim consulting contract. Under the joint venture agreement, Rochester Tel will contribute its cellular properties in Rochester, New York, its Utica-Rome Partnership interest, as well as its Rochester, New York area paging operations.
NYNEX will contribute its cellular properties in Buffalo, Syracuse, its own minority interests in Utica-Rome and New York State Rural Service Area ("RSA") No. 1, as well as the Binghamton and Elmira MSAs. By combining marketing and service efforts and integrating networks, the Company and NYNEX will be able to provide seamless cellular service to a population of more than 4.5 million potential subscribers in upstate New York. This joint venture has been approved by the New York State Public Service Commission ("NYSPSC") and is subject to approval of the Federal Communications Commission (the "FCC") and the receipt of waivers by NYNEX from the U.S. District Court for the District of Columbia. The Company anticipates receipt of all required approvals by mid-1994.

       Cellular systems compete principally on the basis of network quality, customer service, price and coverage area. Each market currently has two cellular providers, and the Company's chief competition in each market is from the other cellular licensee in that market. The Company believes that its technological expertise, emphasis on customer service and development of new products and services make it a strong competitor.

       Several recent FCC initiatives indicate that the Company is likely to face greater wireless competition in the future. The FCC has licensed specialized mobile radio ("SMR") system operators to construct digital mobile communications systems on existing SMR frequencies in many metropolitan areas throughout the United States. Also, in September 1993, the FCC announced its decision to allocate radio frequency spectrum for personal communications services ("PCS"), a form of wireless communication using lower power and more cell sites than current cellular service. The FCC's decision will permit the grant of seven new licenses: two 30 MHz blocks, one 20 MHz block and four 10 MHz blocks. (By comparison, the two cellular carriers in each market currently have 25 MHz of spectrum each.) The Company has committed resources to evaluating the expansion of wireless communications to include PCS offerings and, depending upon the Company's economic evaluations, may participate in the bidding for these new licenses, which is expected to occur in 1994.

                Cellular Property Ownership Table
                =================================
       The Company owned the following cellular properties as of
December 31, 1993:
                  1993          Current                         Pending
                  Estimated    Ownership  Adjusted  Proposed   Adjusted
Market            Population   Interest  Population Interest  Population
- - - ------            ----------   --------  ----------  -------- ----------
New York
 Rochester       *1,012,000        85.0%   860,200    42.5%   430,100
 Orange-
  Poughkeepsie      600,000        15.0%    90,000    15.0%    90,000
 Binghamton**       305,000        24.0%    73,200    32.5%    99,125
 Utica-Rome*        313,000        70.0%   219,100    50.0%   156,500
 RSA #2**           231,000        12.5%    28,875    12.5%    28,875
 RSA #3*            477,000        22.5%   107,325    22.5%   107,325
 Buffalo**        1,180,000         0.0%         0    50.0%   590,000
 Syracuse**         665,000         0.0%         0    27.5%   182,875
 Elmira**            96,000         0.0%         0    50.0%    48,000
 RSA #1 **          264,000         0.0%         0    20.0%    52,800
Alabama
 RSA #4             134,000        69.6%    93,264    69.6%    93,264
 RSA #6             118,000        69.6%    82,128    69.6%    82,128
Georgia
 RSA #3             202,000        25.0%    50,500    25.0%    50,500
Illinois
 RSA #2             250,000         6.7%    16,750     6.7%    16,750
 RSA #3             199,000         6.4%    12,736     6.4%    12,736
Iowa
 Des Moines         411,000         4.0%    16,440     4.0%     16,440
                  ---------              ---------           ---------
Total             6,457,000              1,650,518           2,057,418

RTC Total         4,252,000              1,650,518           2,057,418

Total Managed
 Including
 Supersystem      4,543,000              1,288,700           1,695,600

* Company managed systems.
** Additional Company managed systems pending completion of the Supersystem in 1994.

Customer Premises Equipment
- - - ---------------------------

       Rotelcom Network Systems ("Rotelcom"), which was established in 1978, markets and services a wide range of telecommunications and data equipment for mid- to large-size business customers, and competes directly with other interconnect vendors that market telephone systems to businesses and other enterprises. Rotelcom's product line includes: private branch exchanges ("PBXs") from Siemens/ROLM and Northern Telecom; data communications equipment from leading manufacturers including Dowty and Newbridge; and videoconferencing equipment from PictureTel. The majority of Rotelcom's customers are in New York State. Rotelcom is also a partner in Anixter-Rotelcom, a joint venture telecommunication supply venture with Anixter Bros., Inc.

Telephone Operations
====================

General
- - - -------
       Through its Telephone Operations, the Rochester, New York Operating Company and the 36 other local exchange companies serve, as of December 31, 1993, approximately 931,650 access lines in 14 states. The local exchange carriers provide local, toll access and resale services; sell, install and maintain customer premises equipment; and provide directory services. Since the beginning of 1988, the Company has invested over $560 million in upgrading its Telephone Operations business and over $480 million for the acquisition of independent telephone companies. Over this period, the Company installed advanced digital switching platforms throughout much of its switching network. The Company's network in Rochester, New York is over 99 percent digital, making Rochester one of the largest cities in the United States to be served by a virtually all-digital network. In aggregate, the 36 local exchange companies outside of Rochester, New York have over 91 percent digital capability. This is illustrated in the "Access Line Table" located on page
11. The Company has also achieved substantial cost reductions through the elimination of duplicative services and procedures and the consolidation of administrative functions. As of December 31, 1993, Telephone Operations had 37 employees per ten thousand access lines. The Company has reduced the number of telephone employees per ten thousand access lines by over 20 percent since 1988. Rochester Tel believes that additional reductions in employee levels will be necessary to further improve the competitive position of its Telephone Operations. The Company intends to vigorously pursue additional gains in productivity through reengineering while simultaneously improving customer service.

                        Access Line Table
                        =================

      The table below sets forth certain information with respect to access lines as of December 31, 1993:

                                     Percent of Total
                                     Company Access
Telephone Properties at    Access    Lines at               Percent
December 31, 1993          Lines     December 31, 1993      Digital
=======================   =======    =================      =======
Rochester, NY             506,522          54.4%            99.9%
Other NY Companies         82,942           8.9%             100%
                          -------         ------             ----
  Total New York          589,464          63.3%             100%

Alabama (1)                26,809           2.9%             100%
Georgia                    20,693           2.2%             100%
Illinois (1)               18,187           2.0%              96%
Indiana                     4,506           0.5%             100%
Iowa                       50,582           5.4%              54%
Michigan (1)               25,635           2.8%              89%
Minnesota                  96,680          10.4%              89%
Mississippi                 5,064           0.5%             100%
North Dakota               26,292           2.8%             100%
Pennsylvania               33,197           3.6%             100%
Wisconsin                  34,541           3.6%             100%
                          -------         ------             ----
   Total Other States     342,186          36.7%              91%
   Consolidated Access
   Lines                  931,650         100.0%              96%
                          =======         ======             ====

(1) These companies also have properties in one or more other states (Florida, Iowa and Ohio).

     The Company operates 71 central office and remote switching centers in Rochester, New York, and a total of 275 central office and remote switching centers in its other telephone territories. Of the 931,650 access lines in service on December 31, 1993, 669,512 were residence lines and 262,138 were business lines. Long distance network service to and from points outside of the telephone companies' operating territories is provided by interconnection with the lines of interexchange carriers. As part of the Company's continuing strategy to provide a greater selection of value-added products, the Rochester, New York Operating Company introduced advanced services such as Caller ID, distinctive ringing, directory-assisted call completion, and an enhanced voice mail platform during 1992 and 1993. The Company is introducing similar advanced services, where appropriate, at its other telephone properties.

       The Company is pursuing several alternatives to provide expanded broadband services to its customers. To date, the Company has installed over 10,000 miles of fiber optic cable in the Rochester, New York area to provide its customers with enhanced capacity and product capability. Throughout its telephone operations, Rochester Tel has over 24,000 miles of fiber optic cable in place. The Company is also conducting marketing trials and testing new technologies such as a video on demand service utilizing a hybrid fiber-optic/coaxial cable network. The Company expects to market this technology to selected customers in its Rochester, New York service area during the second quarter of 1994. The Company is also providing expanded broadband services to select customers outside the Rochester, New York service area. These include video-distance learning arrangements at certain Midwest region telephone properties.

       In connection with its integration strategy, the Company has developed a new program known as "Visions Long Distance", where its local exchange companies resell RCI's long distance services. The Company believes that many customers prefer the convenience of obtaining their long distance service through their local telephone company and receiving a single bill. The Company introduced Visions Long Distance at nine local telephone exchange companies in 1993 and intends to extend the program to additional subsidiaries in 1994. The results of Visions Long Distance operations are included as part of the Telecommunication Services segment.

       Technological innovation and regulatory change are accelerating the level of competition in both local exchange and long distance services. New competitors now have the ability to provide basic local telephone service in some areas, including Rochester, New York. To benefit from these technological advances and broaden the scope and quality of its own product and service offerings, the Company has increased its fiber and digital switching capacity throughout its networks and is pursuing regulatory alternatives such as the Open Market Plan, which is described in more detail below. Currently, the Company may be considered the primary provider of basic local telephone service in its Rochester, New York property and may be considered the only provider of basic local exchange service in the various other geographic areas where it has telephone properties.

Open Market Plan
- - - ----------------
     On February 3, 1993, the Company filed its Open Market Plan with the New York State Public Service Commission ("NYSPSC"). The plan, if adopted, would open the Rochester, New York local exchange market to competition. Rochester Tel was the first communications company in the nation to propose such a plan for full open local competition. The Open Market Plan would enable customers to choose their local telephone service provider and have a broad selection of products, services and prices. It would also give Rochester Tel the flexibility to broaden the scope and quality of its own competitive service offerings.

     Under the proposed Open Market Plan, the Company's local exchange operations would be divided into two companies--a wholesale provider of basic network services ("R-Net") and a retail provider of telecommunication services ("R-Com"). R-Net and R-Com would be subsidiaries of the Company, which would become an unregulated parent holding company. The parent holding company structure would provide financial flexibility for the Company to continue the acquisition and diversification efforts that are necessary for its long-term growth.

     R-Net would be a regulated company and would sell basic network services such as access to the network, transport between offices, and switching services to R-Com and all other local telecommunication companies. These local telecommunication companies, including R-Com, would then package services for resale to local customers.

       R-Com would be an unregulated full service provider of a broad array of integrated telecommunication services, including local, long distance, cellular and, potentially, video and other value-added offerings. R-Com would also be able to package the network elements purchased from R-Net and other network providers with services such as flat rate service, measured rate service, Centrex and ISDN. The Company intends that R-Com would eventually offer products and services outside of the Rochester, New York market.

       The Open Market Plan must be approved by the NYSPSC. Negotiations among all interested parties began in 1993, and determinative action by the NYSPSC is expected during the second half of 1994. The Company will aggressively pursue approval of the Open Market Plan but cannot predict whether or when it will be approved by the NYSPSC, and, if so, in what form.

Regulatory Matters
==================

       Each of Rochester Tel's local telephone service companies is regulated by the public utility regulatory agency of the state in which that company provides local telephone service. The respective states are listed on the Access Line Table on page 11. The telecommunication industry has become more competitive over time. This evolution has also resulted in a more fluid state regulatory framework. In general, state regulatory agencies exercise authority over the prices charged for the provision of local telephone service and intrastate long distance service, the quality of service provided, the issuance of securities, the construction of facilities and other matters. Each of the Company's long distance and wireless companies may be regulated to a limited extent by the public utility regulatory agency of the state in which each is providing service. The Company's long distance and wireless service providers are also subject to FCC jurisdiction.

       (a) Royalty Proceeding. In 1984, the NYSPSC initiated a proceeding to investigate the issue of whether the Company's competitive subsidiaries should pay a royalty to the Rochester, New York local telephone service provider primarily for the alleged intangible benefits received from the use of the Rochester Telephone name and reputation. This proceeding remains unresolved and is discussed in more detail in Item 3, Legal Proceedings.

       (b) Stipulated Agreement. In 1986, the Company and the NYSPSC entered into an agreement which allowed the Company to pursue certain acquisitions and investments without further Commission approval. This agreement was amended three times, most recently in conjunction with the 1991 acquisition of the Vista Telephone properties in Minnesota and Iowa from Centel Corporation. Certain portions of that amendment expired in June 1993, and the Company requested an extension of the expiration to December 1993. That extension was granted by the Commission in August 1993. In anticipation of a 1994 resolution on the Open Market Plan, the Company has elected to not pursue any further amendment to this agreement at this time. NYSPSC approval is required to effect additional acquisitions by the Company.

       (c) Wireline Transfer. In August 1989, the Company filed a petition with the NYSPSC seeking approval of the transfer of the Rochester, New York Operating Company's interest in the Rochester, New York wireline cellular business to its wholly-owned subsidiary, Rochester Tel Mobile Communications Inc. This application was consolidated with the May 18, 1993 application to form a joint venture with NYNEX to create a "Supersystem" in upstate New York. The joint venture is described in more detail on page 4. The NYSPSC approved the application and transfer on December 10, 1993.

       (d) Incentive Regulation. In January 1990, the NYSPSC approved an incentive regulation agreement for the Rochester, New York Operating Company. This agreement expired at the end of 1992, and the Company proposed a new incentive regulation agreement in January 1993. An interim settlement was approved by the NYSPSC in February 1994. The settlement reduces the Company's revenue requirement in 1993 by $5 million and by an additional $4.5 million in 1994. Each of these reductions is subject to adjustment for depreciation changes and the outcome in the Generic Financing Proceeding, which is discussed on page
17. The amount of allowable depreciation is the subject of a contested proceeding before the NYSPSC. Fifty percent of the Rochester, New York Operating Company's earnings in 1994 above the authorized return on equity of 10.9 percent (also subject to adjustment in the Generic Financing Proceeding which is described in more detail below) will be shared with ratepayers, with the specific form of the sharing to be determined by the NYSPSC as a part of the Open Market Plan deliberations. Customers of the Rochester, New York Operating Company will continue to receive service at a quality level no less than that enjoyed in 1992. In the event service deteriorates from this standard, the Rochester, New York Operating Company would be subject to a penalty of one-half of one percent of its local service revenues.

       (e) Ice Storm. In March 1991, Rochester, New York experienced a severe ice storm which caused the Rochester, New York Operating Company to spend approximately $9.7 million to repair and replace outside plant facilities and to provide customers billing credits for service disruptions. The Rochester, New York Operating Company filed a petition with the NYSPSC requesting that it be allowed to defer and amortize the portion of those costs which were intrastate expenses. In November 1991, the NYSPSC approved the deferral and amortization of $5.2 million of the intrastate local service expenses over a forty-eight month period beginning January 1, 1992 and the amortization of $1.6 million of the intrastate long distance service expenses through June 1993. The Rochester, New York Operating Company also filed a petition with the FCC requesting that it be allowed to defer and amortize the portion of the ice storm expenses that were allocated to or assigned the interstate jurisdiction. The FCC approved an order effective January 23, 1992, which permitted the Company to begin the amortization of $2.0 million of interstate expenses over an eighteen month period. In order to recover the expenses, the FCC permitted the Rochester, New York Operating Company to establish a temporary surcharge on interstate switched access charges to be billed to interexchange carriers and a monthly increase in the interstate customer access line charges applicable to Centrex and multiline business customers.

       (f) Canton Telephone Company. The Pennsylvania Public Utility Commission issued an Order to Show Cause on May 29, 1992 against the Canton Telephone Company. The Order required Canton to show cause why Canton's rates were not unreasonable and therefore subject to modification. Canton reached a settlement with the parties. The settlement allows Canton to eliminate prospectively a state tax adjustment surcharge, to flow through state deferred taxes, and to amortize a $451,000 reserve deficiency over three years. Canton agreed to refrain from filing a rate case for three years and the other parties agreed that they would not seek a rate reduction from Canton during this three year period. The Pennsylvania Commission approved the settlement effective December 17, 1992.

       (g) FAS 106. The Company adopted Financial Accounting Standards Board Statement 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." The estimated accumulated postretirement benefit obligation as of January 1, 1993 is $125 million. The Company elected to defer the recognition of the accrued Transition Benefit Obligation over a period of twenty years. Each state regulatory agency may treat these obligations differently in the rate-making process. On September 7, 1993, the NYSPSC issued its Statement of Policy and Order concerning postretirement benefit and pension accounting. Consistent with this NYSPSC policy the Rochester, New York Operating Company included the FAS 106 costs in its incentive regulation settlement agreement discussed on page 15.

       Although the FCC originally rejected the Company's petition to recover the FAS 106 transition costs through the rate-making process, the FCC later allowed the Company, subject to an investigation that remains pending, to recover the portion of the FAS 106 cost associated with the Transition Benefit Obligation (the unrecorded postretirement benefit liability) amortized over a twenty year period. The Company has also appealed the FCC's original order, but cannot, at this time, predict the outcome of that proceeding.

       (h) Tariff Disaggregation Filing. Effective January 1, 1993, the FCC approved the Company's request to disaggregate the switched access rates contained in Rochester Tel's interstate access tariff. Prior to this time, with a few exceptions, Rochester Tel and its telephone company subsidiaries concurred in a uniform set of switched access rates. Effective with this disaggregation, the Company established two sets of switched access rates: one for the Rochester, New York Operating Company; and one for most of the subsidiary operating telephone companies. (Certain of the subsidiary companies continue to concur in the National Exchange Carrier Association tariff. In addition, Rochester Tel's Illinois subsidiaries and its Thorntown Telephone Company subsidiary provide interstate switched access services under company-specific rates.) On a consolidated basis, the change is revenue neutral.

       (i) Open Market Plan. The Company filed a petition in February 1993 with the NYSPSC in which the Company requested approval to reorganize the corporation. This Open Market Plan is discussed in more detail on page 13. A series of meetings have been held with the Staff of the NYSPSC and all intervening parties. Negotiations are in process to reach a stipulated settlement. Although the Company cannot predict whether a settlement is likely to occur, a Commission decision is expected in the second half of 1994.

       (j) Vista Telephone Company of Minnesota. Vista Telephone Company of Minnesota filed a request to increase rates in March 1993 with the Minnesota Public Service Commission. A stipulated settlement was executed by all parties and was submitted for approval to the Minnesota Public Service Commission. The Administrative Law Judge recommended an annual regulated revenue increase of $4.5 million. The Company expects Commission approval during the first quarter of 1994.

       (k) Generic Financing Proceeding. In May 1993, the NYSPSC instituted a Generic Financing Proceeding to review its financial policy guidelines and to determine if there should be established a generic rate of return methodology for New York State local exchange companies. The Company favors a generic methodology because it would streamline the ratemaking process, provide all stakeholders a much greater sense of predictability, and create an environment more conducive to long term planning. The Company supports the implementation of a generic rate of return methodology, but it cannot, at this time, predict the outcome of this proceeding.

       (l) Vista Telephone Company of Iowa. Vista Telephone Company of Iowa filed in August 1993 for a rate increase in Iowa of approximately $4.5 million but with a temporary increase of $4.1 million. On February 11, 1994, the Iowa Utilities Board issued an order approving a proposed settlement of this case. Under the terms of the proposed order, the Board granted Vista Iowa an annual revenue increase of $2.9 million.

       (m) Undergrounding Proceeding. The NYSPSC, in an order dated September 21, 1993, stated that the Company's New York local exchange service providers should, for the next five years, accrue funds for the purposes of "undergrounding" construction of distribution plant in "visually significant areas." Any unspent amounts are to be carried over to the next year until expensed. The amount of the accrual is determined in accordance with a NYSPSC approved formula. The Company estimates the total amount of the accrual to be approximately $408,000 for all of its New York local exchange companies. The Company has filed for reconsideration, but cannot predict the outcome at this time.

Competition
===========

       Although traditionally considered a monopoly, the telecommunications industry has experienced a significant increase in competition in recent years. Rochester Tel is intent on meeting and taking advantage of the various business opportunities which competition provides in the markets where it operates. The Company is addressing competition by focusing on improved customer satisfaction, by developing and offering products and services, and by reducing its cost base and becoming more efficient.

       (a) Local Exchange Networks. Prior to 1968, the telephone industry alone provided and maintained the telephones and lines of the public switched telecommunication network. In that year, an FCC order declared unlawful certain AT&T tariffs which prohibited customers from attaching their own equipment to the telephone network. However, the telephone equipment provided by telephone companies which remained in place on customers' premises, remained regulated. By a subsequent FCC order, effective January 1, 1983, telephone companies were required to deregulate all new telephone equipment. Although Rochester Tel experiences different levels of network regulation throughout the geographic territory of its telephone properties, in general the Company is subject to numerous competitors in the provision of equipment and facilities used in connection with the local exchange network.

       Since the deregulation of telephone equipment, sales of telephone equipment has become commonplace throughout all geographic areas of the United States. The Rochester, New York Operating Company has responded to this competition through operation of its retail Phone Centers for the direct sale of telephone sets, inside wire and telephone outlets. The Phone Centers also perform as maintenance centers where customers who lease equipment from the company can pick up or exchange telephones and receive a credit on their bills if they bring in a telephone that needs repair. In 1982, the Rochester, New York Operating Company formed its Consumer Equipment Services division to maintain all company provided leased equipment as well as maintain customer-owned equipment on a fee for service or contract basis. Many of the Company's other local exchange companies also sell, lease and maintain telephone sets and equipment.

       Business consumer equipment needs are another segment of the telecommunication network equipment market. The Company's local exchange companies market equipment and facilities directly to business consumers in much the same way as they market to residential customers. In addition, Rotelcom Network Systems, which was established in 1978, markets and services a wide range of telecommunications and data equipment for mid-to large-size business customers, and competes directly with other interconnect vendors that offer for sale telephone systems to businesses and other enterprises. Rotelcom's product line includes: private branch exchanges (PBX's) from ROLM, Siemens and Northern Telecom; data communications equipment from leading manufacturers including Dowty and Newbridge; and videoconferencing equipment from PictureTel. The majority of Rotelcom's customers are in New York State. Rotelcom is also a partner in Anixter-Rotelcom, a joint venture telecommunications supply venture with Anixter Bros., Inc.

       Although competitive providers of local exchange basic service are not expected to be active for the foreseeable future at the Company's smaller rural properties, local exchange basic service competition is occurring today in the Rochester, New York marketplace. For example, FiberNet, Inc. is an alternative local exchange service provider in Rochester. The Company is unaware of the exact revenues and market share of the local exchange market that FiberNet accounts for in the City of Rochester.

       On February 3, 1993, Rochester Tel filed a plan with the NYSPSC, to open the local telephone market in the Rochester, New York service area to competition. This plan will enable customers to choose their local telephone service company and have a broader selection of products, services and prices. It will also give the Company greater flexibility to broaden the scope and quality of its own competitive offerings. See the discussion on the Open Market Plan on page 13 and Regulatory Matters on page 17.

       Long distance companies largely access their end users through interconnection with local telephone companies. Those long distance companies pay access fees to the local telephone companies for this service. This is one reason the Company derives at least ten percent of its consolidated gross revenues from AT&T. The Company provides a number of other services to AT&T, such as billing and collection.

       Companies which provide alternative transmission media now exist and compete with local exchange companies to provide access services to long distance companies. Currently, FiberNet is the only Alternate Access Vendor active in the Rochester, New York area and no significant Alternate Access Vendors are active in any of the Company's other properties.

       (b) Interexchange Service. During the past two decades, rulings by the FCC and associated court decisions have restructured the market for the provision of interexchange telecommunication services and have opened up this market to competition. The Company recognized an opportunity to compete in this market. In 1984, RCI Long Distance was launched and a digital switching and transmission system was built throughout the Northeast. Today RCI operates in New York, New England and the Mid-Atlantic and Midwest regions, an area which accounts for nearly 25 percent of the nation's total interexchange revenues. Through arrangements with other interexchange carriers, RCI provides connectivity to the entire United States and to over 200 countries around the world.

       In addition to growing its customer base in its original operating territory, RCI has expanded its network coverage and customer base through the acquisition of long distance companies in the Northeast: RCI Long Distance New England Inc., operating as Long Distance North (January 1991) and Taconic Long Distance Service Corp. (July 1991). In 1993, the Company purchased
Mid Atlantic Telecom, Inc., a $20 million regional long distance company headquartered in Washington, D.C., and Budget Call Long Distance, Inc., a long distance reseller in Pennsylvania.

       A number of companies, including AT&T, MCI, Sprint and smaller regional long distance companies, compete with RCI and offer interexchange services such as Wide Area Telephone Service ("WATS"), private line and switched message toll. Given the competitive nature of the interexchange service industry, RCI is not aware of its exact market share in any specific market, however RCI does not believe that it holds a dominant market position in any market in which it operates.

       (c) Wireless. The Company is the managing partner of Rochester Telephone Mobile Communications ("RTMC"), which is a partnership with ALLTEL Corporation. The partnership constructed and now operates a cellular system in all or a part of the five New York counties which comprise the Rochester, New York Metropolitan Statistical Area ("MSA") which has a population of approximately 1.1 million potential subscribers. The Company has an 85% interest in the Rochester MSA and ALLTEL Corporation has a 15% interest. Cellular service in the Rochester MSA began on June 5, 1985, and RTMC currently operates and maintains 25 cell sites in the Rochester, New York MSA.

       RTMC is one of two competing cellular systems in the Rochester, New York MSA. The other cellular system is Genesee Telephone Company ("GTC") which does business as Cellular One.
A proposed sale to Southwestern Bell of a controlling interest in GTC was recently announced. In the cellular industry, competitive characteristics include the geographic coverage area, transmission clarity and the price of the service offerings. Both RTMC and, it is believed, its competitor are believed to be digitally capable, however neither currently provides digital service. Because RTC does not have information on GTC's customer base, it is unable to calculate any specific assessment of its market share.

       In addition to RTMC, the Company has partnership interests in various other MSAs and RSAs (Rural Service Areas.) Please see the "Cellular Property Ownership Table" on page 9 for a breakdown of the Company's cellular ownership interests and the estimated population in each of the indicated cellular markets. Although in the future the Company may divest itself of selected cellular properties, the Company will continue to place a heavy emphasis on cellular service growth and expansion. To this end, the Company recently entered into a nonbinding letter of intent for the purchase of a partnership which owns the business and assets of a cellular provider in Minnesota. Please also see the discussion of the Upstate Partnership's "Supersystem" on page 7.


Environmental and Other Matters
===============================
       Underground duct systems are often used to house telephone cable. Some of the existing ducts are made of a material containing asbestos. This material poses a potential removal and disposal problem if a realignment of the duct system is necessary due to road construction or similar projects. The Company is in the process of identifying the portions of the duct system that contain this material so if need be, action may be taken in a timely fashion to minimize the cost of removal and disposal of such material. The asbestos presents no health risk as long as it remains buried and undisturbed. It cannot be determined how much of the affected underground duct system will undergo future reconstruction and, therefore, an estimate of the cost of asbestos removal and disposal cannot be made at this time.

       See Item 3. Legal Proceedings, for discussion of environmental litigation.


Employees and Labor Relations
=============================
       As of December 31, 1993, the Company had 4,376 employees, of which 3,444 were employees of the various Telephone Operations businesses, and 932 were employees of the various Telecommunication Services businesses. At the Rochester, New York Operating Company, 578 clerical and service workers were represented by the Rochester Telephone Workers Association
(RTWA) and 719 craft and clerical employees were represented by the Communications Workers of America (CWA), Local 1170.

       Under the current three-year contract between the Rochester, New York Operating Company and the RTWA, effective August 15, 1993 bargaining unit employees received a 1.5 percent general increase plus a .678 percent "Cost of Living Allowance" increase. The RTWA contract will expire on August 11, 1994.

       The current three-year contract between the Rochester, New York Operating Company and the CWA granted bargaining unit employees a wage increase of up to 4.75 percent, effective

January 1, 1993. Effective January 1, 1994 employees received a wage increase of up to 4.5 percent. On January 1, 1995, employees will receive a wage increase of up to 4.25 percent plus a "Cost of Living Allowance" increase based on 70 percent of the movement of the Consumer Price Index above 9.25 percent during the period from November 1992 to November 1994. The CWA contract will expire on January 31, 1996.

       The International Brotherhood of Electrical Workers
(IBEW) represents 155 employees at Highland, 16 employees at Sylvan Lake and 12 employees at AuSable Valley. Highland bargaining unit employees received a 3.85 percent increase in 1993. On May 25, 1993, Highland and the IBEW entered into a contract which expires February 13, 1997, and provides for an increase of 4% in September 1994, 4% in September 1995, and no increase thereafter until the contract is renegotiated. On September 29, 1992, Sylvan Lake and the IBEW entered into a three-year contract extension which provides for an increase of
3.0 percent in year one, 3.5 percent in year two, and 5.0 percent in year three of the contract. The current three-year contract between AuSable Valley and the IBEW granted bargaining unit employees an average wage increase of 3.6 percent effective May 1993, and also provides for an average 3.4 percent wage increase in the final year of the contract. That contract will expire May 10, 1995.

       The IBEW also represents 20 employees of C, C & S Telco,
Inc. Their current contract, which expires in October 1994, granted bargaining unit employees a 3.0 percent increase in October 1993. The IBEW additionally represents 6 employees at
Midland, 7 employees at Inland, 1 employee at Lakeside, 1 employee at Prairie, 4 employees at Mt. Pulaski and 19 employees at Minot. On November 1, 1991, Midland, Inland, Lakeside, Mt.
Pulaski and Prairie entered into a three-year contract with the IBEW that provided for a 4.0 percent wage increase on November 1, 1993. Effective January 1, 1993, Minot and the IBEW entered into a one-year contract with the IBEW which provided for a 1.5 percent wage increase plus a 1.0 percent lump sum payment based on 1992 wages. A new one year contract between Minot and the IBEW, ratified December 8, 1993, provides for a lump sum payment equal to 3 percent of salary.

       The CWA, Local 7270, represents 179 employees at Vista Minnesota. On June 21, 1993, Vista Minnesota and the CWA entered into a three-year contract which provides for wage increases of 3.0 percent in June 1994, and a minimum of 2 percent in June 1995, with an opportunity to receive, also in June 1995, up to an additional 1.25 percent based upon the performance of the Vista Minnesota telephone operation. The CWA, Local 7171, represents 95 employees at Vista Iowa. On May 1, 1993, Vista Iowa and the CWA entered into a three-year contract which provides for wage increases of 2.7 percent in May 1994, and a minimum of 2 percent in May 1995, with an opportunity to receive, also in May 1995, up to an additional
1.25 percent based upon the performance of the Vista Iowa telephone operation.

       In March, 1994, the Rochester, New York Operating Company announced a retirement incentive program which would add an additional five years of age and five years of service credit to covered employees. As of March 15, 1994, 112 management employees, and 69 members of the RTWA had announced their decision to take advantage of this retirement incentive.


ITEM 2.  PROPERTIES
===================

       The Company's local exchange service providers own, in their respective operating territories, telephone property which includes: connecting lines between customers' premises and the central offices; central office switching equipment; buildings, land and miscellaneous property; and customer premises equipment.

       The connecting lines include aerial and underground cable, conduit, poles and wires, and microwave equipment. These facilities are located on public streets and highways or on privately owned land. The Company has permission to use these lands pursuant to governmental consent or lease, permit, easement, or other agreement.

       The central office switching equipment includes electronic switches and peripheral equipment.

       The Company owns or leases the land and buildings in which its central offices, warehouse space, office and traffic headquarters are located. The consolidated Company's general headquarters are located in a leased seven story building at 180 South Clinton Avenue, Rochester, New York. The lease expires in 2003 and is renewable for two successive ten year periods.

       The Company's interexchange service providers own property in their respective operating territories which includes: fiber optic cable, switching equipment, microwave equipment, real estate and miscellaneous office and work equipment. The Company's wireless service providers own switching equipment, cell site towers and other site equipment, and miscellaneous office and work equipment.

ITEM 3.  LEGAL PROCEEDINGS
==========================

     On June 11, 1992, a group of corporate plaintiffs consisting of Cooper Industries, Inc., Keystone Consolidated Industries, Inc., The Monarch Machine Tool Company, Niagara Mohawk Corporation, and Overhead Door Corporation commenced an action in the United States District Court for the Northern District of New York seeking contribution from Rotelcom Inc., a wholly-owned subsidiary of the registrant held through intervening subsidiaries, and fourteen other corporate defendants seeking contribution for environmental "response costs" in the approximate amount of $1.5 million incurred by the plaintiffs pursuant to a decree entered into by plaintiffs with the United States Environmental Protection Agency.

     The consent decree concerned the clean-up of an environmental Superfund site located in Cortland, New York. It is alleged that the corporate defendants disposed of hazardous substances at the site and are therefore liable under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The action is currently in discovery. Rotelcom Inc. has been vigorously defending this lawsuit. However, the Company is unable to predict the outcome at this time.

     In its Opinion and Order in Case 87-C-8959, issued July 6, 1993, the New York State Public Service Commission (NYSPSC), by a three-to-two vote, imposed a royalty upon the Company in the amount of two percent of the total capitalization of the Company's unregulated operations. The NYSPSC justified the royalty on two grounds: first, that ratepayers are entitled to protection from the potential for cost misallocations and increased risk that accompany diversification of the Company's basic telephone business; and second, that the Company's unregulated operations benefit from their use of the Rochester name and reputation. The NYSPSC rejected the Company's statutory and constitutional defenses and concluded that it possessed the authority under the Public Service Law to impose a royalty and that its imposition is not unconstitutional. Based upon an initial interpretation of the Order, the Company estimates that its potential effect is in the range of two million dollars per year. The royalty, if implemented, would be an imputation against the Rochester, New York Operating Company's revenue requirement from regulated intrastate operations. The NYSPSC ordered the Rochester, New York Operating Company to file, by August 5, 1993, an accounting plan to account for the royalty amount, together with a plan for returning such amount to ratepayers. Although the Rochester, New York Operating Company requested the NYSPSC to waive this requirement, the NYSPSC denied this request. In compliance with the order of the NYSPSC, on August 5, 1993, the Rochester, New York Operating Company filed its plan.

<PAGE 25>
     On August 6, 1993, the Rochester, New York Operating Company filed with Supreme Court, Albany County, its petition pursuant to Article 78 of the New York Civil Practice Law and Rules seeking judicial review of the NYSPSC's Opinion and Order. By order dated October 7, 1993, this proceeding was transferred to the Appellate Division, Third Department. The Company filed its Brief on December 16, 1993. Respondents' briefs were filed on February 28, 1994, and reply briefs are currently due in mid-March. The Court has scheduled the case for oral argument at its April term. The Company is vigorously contesting this case and is of the opinion that it will ultimately prevail, but cannot predict the outcome with any certainty at this time.

     The Regulatory Matters discussion in management's discussion of Business in Part I, Item 1, on pages 3 through 4 is incorporated herein by reference.



                                         PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SECURITY HOLDER MATTERS


     The Company's common stock is traded on the New York Stock Exchange
(Symbol - RTC).  The information required by this item is as follows:
                                           1993            1992           1991
                                           ----            ----           ----
                            Quarter    High    Low     High    Low    High    Low
                            -------    ----    ---     ----    ---    ----    ---
Highest and lowest
market prices for the         1st     $38.88 $34.63  $34.00 $30.13  $30.38  $26.00
stock by quarter:             2nd      43.50  36.50   33.75  29.13   31.50   29.00
                              3rd      48.75  41.00   32.88  30.25   31.38   28.25
                              4th      50.25  43.38   35.75  30.63   34.00   29.75

Common stock dividends        1st        $ .395          $ .385         $ .375
declared per share:           2nd          .395            .385           .375
                              3rd          .395            .385           .375
                              4th          .405            .395           .385
                                         ------          ------         ------
Total dividends per year                 $1.590          $1.550         $1.510
                                         ======          ======         ======

Number of Shareowners (at December 31)
     Individuals                         20,338          19,731         18,641
     Brokers, nominees and
       institutions                         421             400            259
                                         ------          ------         ------
     Total Shareowners                   20,759          20,131         18,900
                                         ======          ======         ======

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item should be read in conjunction with the consolidated financial statements and related notes included in Item 14 contained herein, and is as follows (in thousands, except per share data):
                             1993         1992         1991         1990         1989
                             ----         ----         ----         ----         ----
Net Revenues and Sales   $  906,450   $  804,049   $  713,559   $  612,994   $  590,345

Income from Continuing
   Operations            $   82,720   $   70,503   $   75,289   $   51,935   $   57,386

Consolidated Net Income  $   82,720   $   69,431   $   79,046   $   51,935   $   83,944

Earnings per Common Share:
   Income before Extra-
     Ordinary Items      $     2.42   $     2.08   $     2.31   $     1.71   $     1.94
   Extraordinary Items   $      -     $     (.03)  $      .12   $      -            .92
   Earnings per Common
     Share - Primary     $     2.42   $     2.05   $     2.43   $     1.71   $     2.86

Earnings per Common
 Share-Fully Diluted     $     2.41   $     2.04   $     2.42   $     1.70   $     2.83

Cash Dividends Declared
   per Common Share      $    1.590   $    1.550   $    1.510   $    1.470   $    1.430

Total Assets             $1,510,201   $1,513,897   $1,496,737   $1,198,858   $1,122,147

Long-Term Debt           $  492,555   $  525,597   $  591,232   $  363,020   $  354,302

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information required by this item is presented in pages 1 through 21 of Exhibit No. 13 of this Form 10-K and is incorporated herein by reference.

   Exhibit 13 consists of material located at pages 26 through 47 of the Company's Annual Report to Shareowners for the fiscal year ended
December 31, 1993.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements, together with the report thereon of Price Waterhouse dated January 17, 1994, is presented in pages 23 through 31 of Exhibit No. 13 to this Form 10-K and are incorporated herein by reference.

   Exhibit 13 consists of material located at pages 26 through 47 of the Company's Annual Report to Shareowners for the fiscal year ended
December 31, 1993.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The information required by this item for the Directors of Rochester Telephone Corporation is presented on pages 4 through 6 of the definitive Proxy Statement issued in connection with the Annual Meeting of Shareowners to be held April 27, 1994, which is Exhibit 99 to this Form 10-K and is incorporated herein by reference. That information is incorporated by reference into this Item 10. With respect to the Executive Officers, the following information is submitted.

                                            Other Positions Held
     Name                Position and         During the Past
     (Age)               Offices Held             Five Years
     -----               ------------       ---------------------

Ronald L. Bittner      Chairman, President  President and Chief
(52)                   and Chief Executive  Executive Officer;
                       Officer since April  Executive Vice
                       1993                 President - Tele-
                                            communications Group

Jeremiah T. Carr       Corporate Vice       Corporate Vice
(51)                   President and        President and President
                       President - Tele-    Rochester Telephone
                       phone Group since    Operations;  President
                       November 1993        - Regional Telephone
                                            Operations; President
                                            of Rotelcom; Vice
                                            President - RCI
                                             Consumer Markets;
                                            President - RTMC


Dale M. Gregory        Corporate Vice       Corporate Vice
(45)                   President and        President and Presi-
                       President - Tele-    dent-Network Systems
                       communication        and Services;
                       Group since          Corporate Vice
                       November 1993        President and President
                                            - Telecommunication
                                            Services; President -
                                            RCI Network and
                                            Systems; Consultant;
                                            President and Chief
                                            Operating Officer,
                                            Advanced
                                            Telecommunications Inc.

Louis L. Massaro       Corporate Vice       Corporate Vice
(47)                   President-Finance    President and Presi-
                       and Treasurer        dent-Rochester
                       since February 1993  Operations; Vice
                                            President - Tele-
                                            communications Group

Frederick R. Pestorius Corporate Vice       Corporate Vice
(52)                   President and        President and Presi-
                       President-Rochester  dent - Regional
                       Business Markets     Telephone Operations;
                       since November 1993  Corporate Vice Presi-
                                            dent - Finance,
                                            Secretary and Treasurer

John K. Purcell        Corporate Vice       Corporate Vice
(50)                   President-Corporate  President -
                       Partnering and       Planning and Presi-
                       Alliances since      dent - Wireless
                       November 1993        Operations; Corporate
                                            Vice President -
                                            Development; Corporate
                                            Vice President and
                                            President - Telephone
                                            Subsidiaries

Janet F. Sansone       Corporate Vice       Corporate Vice Presi-
(48)                   President - Human    dent - Human Resources
                       Resources and        and Excellence; Manager
                       Corporate Services   Management and Human
                       since November 1993  Resources Education,
                                            General Electric
                                            Corporation; Manager
                                            Recruiting and
                                            University Development,
                                            General Electric
                                            Corporation

Josephine S. Trubek    Corporate Secretary  General Counsel
(51)                   since April 1993     and Secretary;
                                            Corporate Counsel
                                            and Assistant
                                            Secretary


       The Position and Offices held as set forth above indicates the capacities in which each Executive Officer serves as of March 1, 1994. Each Officer serves for a period of one year or until a successor is elected.

       Advanced Telecommunications, Inc. as of March 31, 1992, was the fourth largest interexchange service provider in the United
States and its common stock was traded on the National Market
System.

       General Electric is one of the largest and most diversified industrial companies in the world. Its businesses include interests in a vast array of industrial products, as well as technology, service and communication entities.

                            PART III


ITEM 11.  EXECUTIVE COMPENSATION


     The information required by this item is presented on pages
8 through 17 of the definitive Proxy Statement for the Annual Meeting of Shareowners to be held April 27, 1994, under the captions "Report of Committee on Management," "Performance Graph," "Compensation of Company Management" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and is incorporated in this report by reference. The Company's Proxy Statement is found at Exhibit 99 to this Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this item is presented in the "Management Security Ownership Table" under the caption "Security Ownership of Management" on pages 6 through 7 of the definitive Proxy Statement for the Annual Meeting of Shareowners to be held April 27, 1994, and is incorporated in this report by reference. The Company's Proxy Statement is found at Exhibit 99 to this Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The information required by this item is presented on page 17 of the definitive Proxy Statement for the Annual Meeting of Shareowners to be held April 27, 1994, under the caption "Certain Relationships and Related Transactions", together with the cross-reference to page 3 of that definitive Proxy Statement, and is incorporated in this report by reference. The Company's Proxy Statement is found at Exhibit 99 to this Form 10-K.

                             PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)  1.    Index to Financial Statements

     The financial statements and other information set forth below for the years 1991 through 1993 together with the report thereon of Price Waterhouse dated January 17, 1994, as presented on pages 23 through 31 of Exhibit No. 13 of this Form 10-K, are filed as part of this report:

     Report of Independent Accountants
     Business Segment Information
     Consolidated Statement of Income
     Consolidated Balance Sheet
     Consolidated Statement of Cash Flows
     Consolidated Statement of Shareowners' Equity
     Notes to Consolidated Financial Statements

     Exhibit 13 consists of material located at pages 26 through 47 of the Company's Annual Report to Shareowners for the fiscal year ended December 31, 1993.

     2.    Index to Financial Statement Schedules for the years
           1993, 1992 and 1991

     The financial statement schedules listed below should be read in conjunction with the financial statements appearing on pages 24 through 31 of Exhibit No. 13 of this Form
     10-K. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

     Report of Independent Accountants on Financial Statement
     Schedules

     Property, Plant and Equipment                     Sch. V
     Accumulated Depreciation and Amortization         Sch. VI
      of Property, Plant and Equipment
     Valuation and Qualifying Accounts and Reserves    Sch. VIII
     Supplementary Income Statement Information        Sch. X

     Exhibit 13 consists of material located at pages 26 through 47 of the Company's Annual Report to Shareowners for the fiscal year ended December 31, 1993.

     3. See Exhibit Index for list of exhibits filed with this report.

(b)  Reports on Form 8-K.

           The Company filed no Forms 8-K during the quarter ended December 31, 1993.

              REPORT OF INDEPENDENT ACCOUNTANTS ON
                  FINANCIAL STATEMENT SCHEDULES


To the Shareowners of
Rochester Telephone Corporation

Our audits of the consolidated financial statements referred to in our report dated January 17, 1994, appearing on page 23 of Exhibit No. 13 (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICE WATERHOUSE
PRICE WATERHOUSE


Rochester, New York
January 17, 1994

                                            ROCHESTER TELEPHONE CORPORATION
                                                     TELEPHONE GROUP
                                        SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                           FOR THE YEAR ENDED DECEMBER 31, 1993
                                                      (Table 1 of 3)

In thousands of dollars
                                 Balance at    Property of
                                 beginning      Companies   Additions                  Other changes -   Balance at
     Classification               of year       Acquired     at cost     Retirements   add/(deduct)<F1> end of year
     --------------              ----------    -----------  ---------    -----------   ---------------- -----------
Telephone plant in service:

    Land and buildings          $   96,206     $   -         $  2,014    $    498       $   (172)        $   97,550

    Local and toll service
       lines                       718,866         -           30,030       5,089           (779)           743,028

    Central office equipment       572,507         -           46,041      34,191           (429)           583,928

    Station equipment               96,549         -            3,727      64,674           (862)            34,740

    Furniture, office
      equipment, vehicles,
      tools, etc.                   93,857         -           12,309       4,236           (144)           101,786
                                 ---------     ---------    ---------    --------      ----------        ----------

Subtotal                        $1,577,985     $   -         $ 94,121    $108,688       $ (2,386)        $1,561,032

Telephone plant under
   construction                     36,619         -           (1,198)      2,351            (22)            33,048

TOTAL                           $1,614,604     $   -         $ 92,923    $111,039        $(2,408)        $1,594,080
                                 =========     =========    =========    ========      ==========        ==========

<F1> Includes adjustments, reclassifications and the sale of S&A Telephone Co.


                                          ROCHESTER TELEPHONE CORPORATION
                                                     TELEPHONE GROUP
                                        SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                           FOR THE YEAR ENDED DECEMBER 31, 1992
                                                      (Table 2 of 3)


In thousands of dollars
                                 Balance at    Property of
                                 beginning      Companies   Additions                  Other changes -   Balance at
     Classification               of year       Acquired     at cost     Retirements   add/(deduct)<F1> end of year
     --------------              ----------    -----------  ---------    -----------   ---------------- -----------

Telephone plant in service:

    Land and buildings          $   91,942     $    -       $   4,434    $    230      $     60          $    96,206

    Local and toll service
       lines                       678,871          -          44,440       5,236           791              718,866

    Central office equipment       553,287          -          45,463      26,453           210              572,507

    Station equipment               94,878          -           3,468       2,184           387               96,549

    Furniture, office
      equipment, vehicles,
      tools, etc.                   89,262          -           7,704       2,741          (368)              93,857
                                 ---------     ---------    ---------    --------      ----------        ----------

Subtotal                        $1,508,240      $   -       $ 105,509    $ 36,844      $  1,080          $ 1,577,985

Telephone plant under
  construction                      28,461          -          13,091       3,663        (1,270)              36,619
                                 ---------     ---------    ---------    --------      ----------        ----------


TOTAL                           $1,536,701     $    -       $ 118,600    $ 40,507      $   (190)         $ 1,614,604
                                 =========     =========    =========    ========      ==========        ==========


<F1> Includes adjustments and reclassifications.



                                          ROCHESTER TELEPHONE CORPORATION
                                                     TELEPHONE GROUP
                                        SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                           FOR THE YEAR ENDED DECEMBER 31, 1991
                                                      (Table 3 of 3)



In thousands of dollars
                                Balance at    Property of
                                beginning      Companies   Additions                 Other changes -   Balance at
     Classification              of year       Acquired     at cost    Retirements   add/(deduct)<F1> end of year
     --------------             ----------    -----------  ---------   -----------   ---------------- -----------

Telephone plant in service:

    Land and buildings         $   74,821     $ 12,164     $  5,728    $    661      $   (110)         $   91,942

    Local and toll service
       lines                      533,589      105,866       44,960       5,462           (82)            678,871

    Central office equipment      425,013       87,712       48,712       8,314           164             553,287

    Station equipment              76,428       18,015        2,335       2,592           692              94,878

    Furniture, office
      equipment, vehicles,
      tools, etc.                  72,797       14,389        5,443       3,564           197              89,262
                                ---------     ---------    ---------   --------      ----------        ----------

Subtotal                       $1,182,648     $238,146     $107,178    $ 20,593      $    861          $1,508,240

Telephone plant under
   construction                    27,564        2,273       (1,115)        706           445              28,461
                                ---------     --------     ---------   --------      ----------        ----------


TOTAL                          $1,210,212     $240,419     $106,063    $ 21,299      $  1,306          $1,536,701
                                =========     =========    =========   ========      ==========        ==========

<F1> Includes adjustments and reclassifications.

                                                       ROCHESTER TELEPHONE CORPORATION
                                                           TELECOMMUNICATIONS GROUP
                                                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                                     FOR THE YEAR ENDED DECEMBER 31, 1993
                                                                (Table 1 of 3)



In thousands of dollars
                                  Balance at    Property of
                                  beginning      Companies  Additions                Other changes -   Balance at
     Classification                of year       Acquired    at cost    Retirements  add/(deduct)<F1> end of year
     --------------               ----------    ----------- ---------   -----------  ---------------- -----------

Telecommunications plant in service:

    Land and buildings             $  9,722     $      16    $    496   $    790      $    171          $    9,615

    Switching and network
      facilities                     90,218         4,501       8,931        567            67             103,150

    Furniture, office
      equipment, vehicles,
      tools, etc.                    38,674           246       4,882      5,237          (927)             37,638

Telecommunications plant under
   construction                       2,781          -          1,377       -              228               4,386
                                  ---------     ---------   ---------   --------     ----------        ----------


TOTAL                              $141,395     $   4,763    $ 15,686   $  6,594      $   (461)            154,789

    Less:  Profit on
      intercompany purchases            919          -           -            84          -                    835
                                  ---------     ---------   ---------   --------     ----------        ----------


NET                                $140,476     $   4,763   $  15,686   $  6,510      $   (461)           $153,954
                                  =========     =========   =========   ========     ==========        ===========



<F1> Includes adjustments and reclassifications.


                                                       ROCHESTER TELEPHONE CORPORATION
                                                           TELECOMMUNICATIONS GROUP
                                                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                                     FOR THE YEAR ENDED DECEMBER 31, 1992
                                                                (Table 2 of 3)



In thousands of dollars
                               Balance at    Property of
                                beginning     Companies    Additions                  Other changes -   Balance at
     Classification             of year       Acquired     at cost     Retirements    add/(deduct)<F1> end of year
     --------------            ----------    -----------  ---------    -----------    ---------------- -----------

Telecommunications plant
in service:

    Land and buildings          $ 7,519      $   -         $   848      $     617       $   1,972       $  9,722

    Switching and network
      facilities                 88,145          -           3,897            829            (995)        90,218

    Furniture, office
      equipment, vehicles,
      tools, etc.                40,922          -           1,355          1,845          (1,758)        38,674


Telecommunications plant under
   construction                   1,782          -             999           -                -            2,781
                               ---------     ---------    ---------      --------       ----------      ----------


TOTAL                          $138,368      $   -         $ 7,099      $   3,291       $    (781)     $ 141,395

    Less:  Profit on
      intercompany purchases      1,003          -            -                84             -              919
                               ---------     ---------     --------     ---------       ----------      ---------

NET                            $137,365      $   -         $ 7,099      $   3,207            (781)     $ 140,476
                               =========     =========    =========    ========       ==========        ===========



<F1> Includes adjustments and reclassifications.

                                                       ROCHESTER TELEPHONE CORPORATION
                                                           TELECOMMUNICATIONS GROUP
                                                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                                     FOR THE YEAR ENDED DECEMBER 31, 1991
                                                                (Table 3 of 3)

 In thousands of dollars
                                Balance at    Property of
                                beginning      Companies   Additions                  Other changes -   Balance at
     Classification              of year       Acquired     at cost    Retirements    add/(deduct)     end of year
     --------------             ----------    -----------  ---------   -----------    ---------------- -----------

Telecommunications plant
in service:

   Land and buildings            $  6,357     $   -         $  1,356   $    194        $    -            $    7,519

    Switching and network
      facilities                   79,834        2,276         6,861        826             -                88,145

    Furniture, office
      equipment, vehicles,
      tools, etc.                  35,232          280         5,847        437             -                40,922

Telecommunications plant under
   construction                     4,788         -           (3,006)      -                -                 1,782
                                ---------     ---------    ---------   --------       ----------        -----------

TOTAL                            $126,211     $  2,556      $ 11,058   $  1,457        $    -               138,368

    Less:  Profit on
      intercompany purchases        1,064         -               13         74             -                 1,003


NET                              $125,147     $  2,556      $ 11,045   $  1,383        $    -              $137,365
                                =========     =========    =========   ========       ==========         ===========

                                               ROCHESTER TELEPHONE CORPORATION
                                                       TELEPHONE GROUP
                           SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                            FOR THE YEAR ENDED DECEMBER 31, 1993
                                                       (Table 1 of 3)



In thousands of dollars
                                                              Additions
                                  Balance at    Property of   charged to
                                  beginning      Companies    costs and                 Other changes -   Balance at
     Classification                of year       Acquired     expenses   Retirements    add/(deduct)<F1> end of year
     --------------               ----------    -----------  ---------   -----------    ---------------- -----------

Telephone plant in service:

    Buildings                     $ 30,557      $   -        $  3,435    $    569        $   310          $ 33,733

    Local and toll service         262,454          -          32,055       4,889         (1,011)          288,609

    Central office equipment       233,198          -          51,088      30,600          4,329           258,015

    Station equipment               86,249          -           3,044      64,671           (458)           24,164

    Furniture, office
      equipment, vehicles,
      tools, etc.                   48,748          -          10,495       3,834            448            55,857

    Unallocated depreciation
      reserve                            8          -              17        -              -                   25

Retirement work in progress         (3,532)         -               8       4,302              1            (7,825)
                                  ---------     ---------    ---------   --------       ----------        ----------


TOTAL                             $657,682      $  -         $100,142    $108,865        $ 3,619          $652,578
                                  =========     =========    =========   ========       ==========        ========


<F1> Represents reclassifications, adjustments for salvage value and/or cost of removal, and the sale of S&A Telephone Co.


                                             ROCHESTER TELEPHONE CORPORATION
                                                     TELEPHONE GROUP
                         SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                          FOR THE YEAR ENDED DECEMBER 31, 1992
                                                     (Table 2 of 3)



In thousands of dollars
                                                                Additions
                                  Balance at      Property of   charged to
                                  beginning        Companies    costs and                   Other changes -   Balance at
     Classification                of year         Acquired      expenses    Retirements    add/(deduct)<F1> end of year
     --------------               ----------      -----------   ---------    -----------    ---------------- -----------

Telephone plant in service:

    Buildings                     $ 27,690        $   -         $  3,275     $    341       $    (67)         $ 30,557

    Local and toll service
       lines                       237,728            -           30,413        5,336           (351)          262,454

    Central office equipment       209,411            -           50,048       25,505           (756)          233,198

    Station equipment               84,352            -            3,454        2,165            608            86,249

    Furniture, office
      equipment, vehicles,
      tools, etc.                   37,741            -           13,290        2,583            300            48,748

    Unallocated depreciation
      reserve                           59            -                8         -               (59)                8

Retirement work in progress         (2,006)           -               (3)       1,434            (89)           (3,532)
                                  ---------       ---------     ---------    --------       ----------        ----------



TOTAL                             $594,975        $  -          $100,485     $ 37,364       $   (414)         $657,682
                                  =========       =========     =========    ========       ==========        ========



<F1> Represents reclassifications and adjustments for salvage value and/or cost of removal.

                                              ROCHESTER TELEPHONE CORPORATION
                                                      TELEPHONE GROUP
                          SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                           FOR THE YEAR ENDED DECEMBER 31, 1991
                                                      (Table 3 of 3)



In thousands of dollars
                                                                 Additions
                                  Balance at      Property of    charged to
                                  beginning        Companies     costs and                  Other changes -   Balance at
     Classification                of year         Acquired      expenses    Retirements    add/(deduct)<F1> end of year
     --------------               ----------      -----------   ---------    -----------    ---------------- -----------

Telephone plant in service:

    Buildings                     $ 22,130        $  3,401      $  2,852      $    724        $   31          $ 27,690

    Local and toll service
       lines                       176,658          39,302        27,411         4,733          (910)          237,728

    Central office equipment       140,215          34,760        46,772        14,107         1,771           209,411

    Station equipment               68,878          14,941         2,752         2,620           401            84,352

    Furniture, office
      equipment, vehicles,
      tools, etc.                   28,897           5,954         6,934         3,797          (247)           37,741

    Unallocated depreciation
      reserve                           16              46            (3)          -            -                   59

Retirement work in progress         (6,799)           -             -           (4,789)             4           (2,006)
                                  ---------       ---------     ---------    --------       ----------        ----------


TOTAL                             $429,995        $ 98,404      $ 86,718      $ 21,192         $1,050         $594,975
                                  =========       =========     =========    ========       ==========        ========



<F1> Represents reclassifications and adjustments for salvage value and/or cost of removal.


                                                   ROCHESTER TELEPHONE CORPORATION
                                                       TELECOMMUNICATIONS GROUP
                               SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                                 FOR THE YEAR ENDED DECEMBER 31, 1993
                                                            (Table 1 of 3)


In thousands of dollars
                                 Balance at     Property of
                                  beginning      Companies      Additions                      Other changes -  Balance at
     Classification               of year        Acquired       at cost     Retirements        add/(deduct)<F1> end of year
     --------------              ----------     -----------    ---------    -----------        ---------------- -----------

Telecommunications plant
in service:

    Buildings                     $ 3,450       $      8        $   811      $     637         $     110         $3,742

    Switching and network
      facilities                   28,420          2,296          7,100            285               153         37,684

    Furniture, office
      equipment, vehicles,
      tools, etc.                  25,853             49          5,889          4,341              (611)        26,839
                                 ---------      ---------      ---------    --------           ----------    ----------


TOTAL                             $57,723       $  2,353        $13,800       $  5,263           $  (348)       $68,265
                                 =========      =========      =========    ========           ==========    ===========


<F1> Includes adjustments and reclassifications.



                                                   ROCHESTER TELEPHONE CORPORATION
                                                       TELECOMMUNICATIONS GROUP
                               SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                                 FOR THE YEAR ENDED DECEMBER 31, 1992
                                                            (Table 2 of 3)


In thousands of dollars
                                 Balance at     Property of
                                  beginning      Companies      Additions                      Other changes -  Balance at
     Classification               of year        Acquired       at cost     Retirements        add/(deduct)<F1> end of year
     --------------              ----------     -----------    ---------    -----------        ---------------- -----------

Telecommunications plant in service:

    Buildings                     $ 2,585       $   -           $   761      $     497         $      601       $ 3,450

    Switching and network
      facilities                   21,735           -             6,429            138                394        28,420

    Furniture, office
      equipment, vehicles,
      tools, etc.                  23,685          -              4,764          1,582             (1,014)       25,853
                                 ---------      ---------      ---------    ----------         ----------    ----------



TOTAL                             $48,005       $  -            $11,954       $  2,217           $    (19)      $57,723
                                 =========      =========      =========    ==========         ==========    ===========


<F1> Includes adjustments and reclassifications.


                                                   ROCHESTER TELEPHONE CORPORATION
                                                       TELECOMMUNICATIONS GROUP
                               SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                                 FOR THE YEAR ENDED DECEMBER 31, 1991
                                                            (Table 3 of 3)



In thousands of dollars
                                 Balance at     Property of
                                  beginning      Companies      Additions                      Other changes -  Balance at
     Classification               of year        Acquired       at cost     Retirements        add/(deduct)     end of year
     --------------              ----------     -----------    ---------    -----------        ---------------- -----------


Telecommunications plant in service:

    Buildings                     $ 2,156       $  -            $   491      $      62         $     -           $2,585

    Switching and network
      facilities                   15,806          -              6,139            210               -           21,735

    Furniture, office
      equipment, vehicles,
      tools, etc.                  19,114          -              4,807            236              -            23,685
                                 ---------      ---------      ---------    ----------         ----------    ----------



TOTAL                             $37,076       $  -             11,437            508          $  -            $48,005
                                 =========      =========      =========    ==========         ==========    ===========



                                          ROCHESTER TELEPHONE CORPORATION
                           SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                        FOR THE YEAR ENDED DECEMBER 31, 1993
                                                   (Table 1 of 3)


In thousands of dollars

                                                        Additions
                                                  ---------------------
                                                  Charged
                                   Balance at     to costs      Charged                            Balance
                                   beginning        and         to other                           at end
     Description                    of year       expenses      accounts       Deductions          of year
     --------------                ----------     -----------   ---------      -----------         -------


Reserve for uncollectible
 accounts                           $ 2,455       $11,497       $ 8,531 <F1>   $17,405 <F2>        $ 5,078
                                   ========       =======       =======        =======             =======

Reserve for inventory
 obsolescence and shrinkage         $ 2,049       $ 1,542       $   (22)       $ 1,906 <F3>        $ 1,663
                                   ========       =======       =======        =======             =======


Reserve for Insurance               $   526       $   (65)      $     9        $   286             $   184
                                   ========       =======       =======        =======             =======


<F1> Recoveries of uncollectible accounts.

<F2> Uncollectible accounts written off.

<F3> Obsolete inventory written off.

                                          ROCHESTER TELEPHONE CORPORATION
                           SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                        FOR THE YEAR ENDED DECEMBER 31, 1992
                                                   (Table 2 of 3)



In thousands of dollars

                                                        Additions
                                                  ----------------------
                                                  Charged
                                   Balance at     to costs      Charged                            Balance
                                   beginning        and         to other                           at end
     Description                    of year       expenses      accounts       Deductions          of year
     --------------                ----------     -----------   ---------      -----------         -------

Reserve for uncollectible
  accounts                         $ 3,144        $ 4,690        $ 5,238 <F1>  $10,617 <F2>        $ 2,455
                                   ========       =======       =======        =======             =======


Reserve for inventory
  obsolescence and shrinkage       $   817        $ 2,310       $   (13)       $ 1,065 <F3>        $ 2,049
                                   ========       =======       =======        =======             =======


Reserve for Insurance              $   572        $    54       $   -          $   100 <F4>        $   526
                                   ========       =======       =======        =======             =======


<F1> Recoveries of uncollectible accounts.

<F2> Uncollectible accounts written off.

<F3> Obsolete inventory written off.

<F4> Payments to settle insurance cases.


                                   ROCHESTER TELEPHONE CORPORATION
                           SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                        FOR THE YEAR ENDED DECEMBER 31, 1991
                                                  (Table 3 of 3)


In thousands of dollars

                                                        Additions
                                                  ----------------------
                                                  Charged
                                   Balance at     to costs      Charged                            Balance
                                   beginning        and         to other                           at end
     Description                    of year       expenses      accounts       Deductions          of year
     --------------                ----------     -----------   ---------      -----------         -------

Reserve for uncollectible
  accounts                          $ 2,392       $ 9,806 <F1>) $ 2,377 <F2>   $11,431 <F3>        $ 3,144
                                   ========       =======       =======        =======             =======


Reserve for inventory
  obsolescence and shrinkage        $   859       $ 1,085       $    25        $ 1,152 <F4>        $   817
                                   ========       =======       =======        =======             =======


Reserve for Insurance               $   210       $   520       $  -           $   158 <F5>        $   572
                                   ========       =======       =======        =======             =======




<F1> Includes balances as of the respective acquisition dates related to the following 1991 acquisitions:
     Minot Telephone Company (January 1991), DePue Telephone Company (March 1991), Vista Telephone Company
     of Minnesota (June 1991), Vista Telephone Company of Iowa (August 1991), RCI Long Distance New
     England, Inc. (January 1991) and Taconic Long Distance Service Corporation (July 1991).

<F2> Recoveries of uncollectible accounts.

<F3> Uncollectible accounts written off.

<F4> Obsolete inventory written off.

<F5> Payment to settle insurance case.

                                     ROCHESTER TELEPHONE CORPORATION
                         SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 and 1991



In thousands of dollars                          1993         1992        1991
                                                 ----         ----        ----


1.) Taxes, other than payroll and
    income taxes:

    State and local property taxes              $ 20,572    $ 20,645   $ 21,159
    State and local taxes on gross revenues       25,813      23,508     22,900
                                                --------    --------   --------

  TOTAL                                          $46,385    $ 44,153   $ 44,059
                                                ========    ========   ========



2.) Total maintenance and repairs expense       $ 92,147    $100,889   $ 89,436
                                                ========    ========   ========

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ROCHESTER TELEPHONE CORPORATION
                                     (Registrant)

                                /s/ Ronald L. Bittner
Date:  March 22, 1994       By ----------------------------
                               Ronald L. Bittner
                               Chairman, President and
                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                /s/ Ronald L. Bittner
Date:  March 22, 1994       By ----------------------------
                               Ronald L. Bittner
                               Chairman, President and
                               Chief Executive Officer and
                               Director

                               /s/ Louis L. Massaro
Date:  March 22, 1994       By ----------------------------
                               Louis L. Massaro
                               Corporate Vice President-
                               Finance and Treasurer
                               (Principal Financial and
                                 Accounting Officer)

                                     DIRECTORS
                        *
By ---------------------------
   Patricia C. Barron
   Date:  March 22, 1994

                        *
By ---------------------------
   John R. Block
   Date:  March 22, 1994

                        *
By ---------------------------
   Harlan D. Calkins
   Date:  March 22, 1994

                        *
By ---------------------------
   Brenda E. Edgerton
   Date:  March 22, 1994

                        *
By ---------------------------
   Jairo A. Estrada
   Date:  March 22, 1994

                        *
By ---------------------------
   Daniel E. Gill
   Date:  March 22, 1994

                        *
By ---------------------------
   Alan C. Hasselwander
   Date:  March 22, 1994

                        *
By ---------------------------
   Wolcott J. Humphrey, Jr.
   Date:  March 22, 1994

                        * /s/ Louis L. Massaro By --------------------------- March 22, 1994 By ----------------------
   Douglas H. McCorkindale                        Louis L. Massaro
   Date:  March 22, 1994                          as attorney-in-fact.
                        *        Manually signed powers of attorney
By ---------------------------   for each Director are attached
   Richard P. Miller, Jr.        hereto and filed herewith pursuant
   Date:  March 22, 1994         to Regulation S-K Item 601(b)25 as
                                 Exhibit 24.
                        *
By ---------------------------
   G. Dennis O'Brien
   Date:  March 22, 1994

                        *                                    *
By ---------------------------       By ---------------------------
   Dr. Leo J. Thomas                    Michael T. Tomaino
   Date:  March 22, 1994                Date:  March 22, 1994

                                 EXHIBIT INDEX

Exhibit Number                Exhibit                            Reference
- - - --------------                -------                            ---------

 3.1        Company's Restated Certificate       Incorporated by reference
            of Incorporation with all            to Exhibit 3 to Form 10-Q
            Amendments.                          for the quarter ended
                                                 September 30, 1980.

 3.2        Certificate of Amendment to          Incorporated by reference
            Certificate of Incorporation.        to Exhibit 3-2 to Form 10-K
                                                 for the year ended
                                                 December 31, 1984.

 3.3        Company's By-Laws.                   Filed herewith.

 3.4        Certificate of Change to             Incorporated by reference to
            Certificate of Incorporation.        Exhibit 3-4 to Form 10-K for
                                                 the year ended December 31,
                                                 1988.

 3.5        Certificates of Amendment to         Incorporated by reference to
            Restated Certificate of              Exhibit 3-5 to Form 10-K for
            Incorporation.                       the year ended December 31,
                                                 1990.

 4.1        Copy of First Mortgage from the      Incorporated by reference
            Company to Bankers Trust, as         to Exhibits 5 and 5-A to
            Trustee, dated as of April 1,        Registration Statement No.
            1946 as supplemented by In-          2-6544.
            denture dated as of July 1,
            1946.

 4.2        Copy of Supplemental Indenture       Incorporated by reference
            to said First Mortgage, made by      to Exhibit 2(b)-6 Reg-
            the Company to Bankers Trust         istration Statement No.
            Company, as Trustee, dated as of     2-9544.
            October 1, 1952.

 4.3        Copy of Supplemental Indenture       Incorporated by reference
            to said First Mortgage, made by      to Exhibit 2(b)-5 to Reg-
            the Company to Bankers Trust         istration Statement No.
            Company, as Trustee, dated as of     2-10547.
            November 1, 1954.

 4.4        Copy of Supplemental Indenture       Incorporated by reference
            to said First Mortgage, made by      to Exhibit 4(b)-4 to Reg-
            the Company to Bankers Trust         istration Statement No.
            Company, as Trustee, dated as of     2-13091.
            January 1, 1958.

 4.5        Copy of Supplemental Indenture       Incorporated by reference
            to said First Mortgage, made by      to Exhibit 4(b)-5 to Reg-
            the Company to Bankers Trust         istration Statement No.
            Company, as Trustee, dated as of     2-16822.
            September 1, 1960.

 4.6        Copy of Supplemental Indenture       Incorporated by reference
            to said First Mortgage, made by      to Exhibit 4-6 to Form 10-K
            the Company to Bankers Trust         for the year ended December
            Company, as Trustee, dated as of     31, 1980.
            May 1, 1964.

 4.7        Copy of Supplemental Indenture       Incorporated by reference
            to said First Mortgage, made by      to Exhibit 2-B(7) to Reg-
            the Company to Bankers Trust         istration Statement No.
            Company, as Trustee, dated           2-20488.
            March 1, 1971.

 4.8        Copy of Supplemental Indenture       Incorporated by reference
            to said First Mortgage, made by      to Exhibit 2-B(8) to Reg-
            the Company to Bankers Trust         istration Statement No.
            Company, as Trustee, dated as        2-50804.
            of March 1, 1975.

 4.9        Copy of Indenture between the        Incorporated by reference
            the Company and Morgan Guaranty      to Exhibit 2(b) to Reg-
            Trust Company of New York,           istration Statement No.
            Trustee, dated as of                 2-20488.
            July 1, 1962.

 4.10       Copy of Indenture between the        Incorporated by reference
            the Company and Morgan Guaranty      to Exhibit 2(b) to Reg-
            Trust Company of New York,           istration Statement No.
            Trustee, dated as of                 2-31753.
            March 1, 1969.

 4.11       Agreement to furnish documents       Filed herewith.
            of subsidiaries.

 4.12       Copy of Indenture between the        Incorporated by reference to
            Company and Manufacturers            Exhibit 4-12 to Form
            Hanover Trust Company, Trustee,      10-K for the year ended
            dated as of September 1, 1986.       December 31, 1986.

 4.13       Copy of First Supplemental           Incorporated by reference
            Indenture to said Indenture,         to Exhibit 4(b) to
            made by the Company to               Registration Statement
            Manufacturers Hanover Trust          No. 33-32035.
            Company, as Trustee, dated
            as of December 1, 1989.

 4.14       Agreement to Furnish Copies of       Incorporated by reference
            Debt Instruments.                    to Exhibit 4(c) to Reg-
                                                 istration Statement No.
                                                 33-20698.

 4.15       Copy of 10.46% Non Negotiable        Incorporated by reference
            Convertible Debenture due            to Exhibit 4-14 to Form
            October 27, 2008 from the            10-K for the year ended
            Company to The Walters Trust.        December 31, 1988.

 4.16       Copy of 9% Debenture due             Incorporated by reference
            August 15, 2021.                     to Exhibit 4-16 to Form
                                                 10-K for the year ended
                                                 December 31, 1991.

 10.1       Copy of the Company's Bonus          Incorporated by reference
            Plan.                                to Exhibit 10-7 to Form 10-K
                                                 for the year ended
                                                 December 31, 1986.

 10.2       Copy of the Company's Restated       Incorporated by reference
            Management Investment and Savings    to Exhibit 10-11 to Form
            Plan/Management Optional Salary      10-K for the year ended
            Treatment Plan and Amendment         December 31, 1987.
            No. 1 thereto.

 10.3       Copy of the Company's Long Term      Incorporated by reference
            Disability Plan together with        to Exhibit 10-15 to Form
            Amendment No. 1 thereto.             10-K for the year ended
                                                 December 31, 1987.

 10.4       Copy of the Company's Restated       Incorporated by reference
            Management Pension Plan and          to Exhibit 10-13 to Form
            Amendments Nos. 1-5 thereto.         10-K for the year ended
                                                 December 31, 1988.

 10.5       Copy of Amendments Nos. 2 and 3      Incorporated by reference
            to the Company's Restated Manage-    to Exhibit 10-15 to Form
            ment Investment and Savings Plan/    10-K for the year ended
            Management Optional Salary Treat-    December 31, 1988.
            ment Plan.

 10.6       Copy of the Company's Executive      Incorporated by reference
            Pre-Pension Leave Plan.              to Exhibit 10-18 to Form
                                                 10-K for the year ended
                                                 December 31, 1988.

 10.7       Form of management contracts with    Filed herewith.
            each of Mr. Bittner, Mr. Gregory,
            Mr. Massaro and Mr. Purcell.

 10.8       Copy of Amendments Nos. 4 and 5      Incorporated by reference to
            to the Company's Restated            Exhibit 10-23 to Form 10-K
            Management Investment and            for the year ended
            Savings Plan/Management              December 31, 1989.
            Optional Salary Treatment Plan.

 10.9       Copy of Amendments Nos. 6, 7, 8      Incorporated by reference to
            and 9 to the Company's Restated      Exhibit 10-13 to Form 10-K
            Management Pension Plan.             for the year ended December
                                                 31, 1990.

 10.10      Copy of the Company's Restated       Incorporated by reference to
            Supplemental Management              Exhibit 10-14 to Form 10-K
            Pension Plan and Amendments Nos. 1   for the year ended
            and 2 thereto.                       December 31, 1990.

 10.11      Copy of the Company's Restated       Incorporated by reference to
            Performance Unit Plan.               Exhibit 10-15 to Form 10-K
                                                 for the year ended December
                                                 31, 1990.

 10.12      Management contract with             Filed herewith.
            Mr. Pestorius.

 10.13      Copy of Joint Venture Agreement,     Incorporated by reference to
            dated as of March 9, 1993, by and    Exhibit 10-13 to Form 10-K
            between Rochester Tel Cellular       for the year ended
            Holding Corporation and New York     December 31, 1992.
            Cellular Geographic Service Area,
            Inc. together with Exhibit A thereto.

 10.14      Copy of Cellular Consulting and      Incorporated by reference to
            Other Services Agreement, dated as   Exhibit 10-14 to Form 10-K
            of March 9, 1993, by and between     for the year ended
            Rochester Tel Cellular Holding       December 31, 1992.
            Corporation and New York Cellular
            Geographic Service Area, Inc.

 10.15      Copy of Amendments Nos. 10 and       Incorporated by reference to
            11 to the Company's Restated         Exhibit 10-19 to Form 10-K
            Management Pension Plan.             for the year ended
                                                 December 31, 1991.

 10.16      Copy of Amendments Nos. 12 and 13    Incorporated by reference to
            to the Company's Restated            Exhibit 10-16 to Form 10-K
            Management Pension Plan.             for the year ended
                                                 December 31, 1992.

 10.17      Copy of Amendments Nos. 6, 7 and     Incorporated by reference to
            8 to the Company's Restated          Exhibit 10-20 to Form 10-K
            Management Investment and Savings    for the year ended
            Plan/Management Optional Salary      December 31, 1991.
            Treatment Plan.

 10.18      Copy of Amendment No. 9 to the       Incorporated by reference to
            Company's Restated                   Exhibit 10-18 to Form 10-K
            Management Investment and Savings    for the year ended
            Plan/Management Optional Salary      December 31, 1992.
            Treatment Plan.

 10.19      Copy of Amendment No. 1 to the       Incorporated by reference to
            Company's Restated Performance       Exhibit 10-21 to Form 10-K
            Unit Plan.                           for the year ended
                                                 December 31, 1991.

 10.20      Copy of Amendment No. 2 to the       Incorporated by reference to
            Company's Restated Performance       Exhibit 10-20 to Form 10-K
            Unit Plan.                           for the year ended
                                                 December 31, 1992.

 10.21      Copy of Amendment No. 3 to the       Incorporated by reference to
            Company's Restated Supplemental      Exhibit 10-22 to Form 10-K
            Management Pension Plan.             for the year ended
                                                 December 31, 1991.

 10.22      Copy of Amendment No. 4 to the       Incorporated by reference to
            Company's Supplemental Management    Exhibit 10-22 to Form 10-K
            Pension Plan.                        for the year ended
                                                 December 31, 1992.

 10.23      Copy of the Company's Restated       Incorporated by reference to
            Supplemental Retirement Savings      Exhibit 10-23 to Form 10-K
            Plan and Amendment No. 1 thereto.    for the year ended
                                                 December 31, 1991.

 10.24      Copy of Amendment No. 2 to the       Incorporated by reference to
            Company's Supplemental Retirement    Exhibit 10-24 to Form 10-K
            Savings Plan.                        for the year ended
                                                 December 31, 1992.

 10.25      Copy of the Company's Employee       Incorporated by reference to
            Assistance Program.                  Exhibit 10-25 to Form 10-K
                                                 for the year ended
                                                 December 31, 1992.

 10.26      Copy of the Company's Tel Flex       Incorporated by reference to
            Plan.                                Exhibit 10-26 to Form 10-K
                                                 for the year ended
                                                 December 31, 1992.

 10.27      Copy of the Company's Directors      Incorporated by reference to
            Stock Option Plan.                   Exhibit 10-27 to Form 10-K
                                                 for the year ended
                                                 December 31, 1992.

 10.28      Copy of the Company's Executive      Incorporated by reference to
            Stock Option Plan and Amendment      Exhibit 10-28 to Form 10-K
            No. 1 thereto.                       for the year ended
                                                 December 31, 1992.

 10.29      Copy of Amendment No. 3 to the       Incorporated by
            Performance Unit Plan.               reference to Exhibit 10-30
                                                 to Form 10Q for the quarter
                                                 ended March 31, 1993.

 10.30      Copy of amendments Nos. 14, 15       Incorporated by
            and 16 to the Company's Restated     reference to Exhibits 10-31
            Management Pension Plan.             and 10-32 to Form 10Q for
                                                 the quarter ended June 30,
                                                 1993.

 10.31      Copy of Amendments Nos. 17 and 18    Filed herewith.
            to the Company's Restated
            Management Pension Plan.

 10.32      Copy of Amendment No. 5              Incorporated by reference
            to the Supplemental Management       to Exhibit 10-33 to Form 10Q
            Pension Plan.                        for the quarter ended
                                                 June 30, 1993.

 10.33      Copy of Amendment No. 6              Filed herewith.
            to the Supplemental Management
            Pension Plan.

 10.34      Copy of Amendments Nos. 10 and 11    Incorporated by reference
            to the Management Investment and     to Exhibit 10-34 to Form 10Q
            Savings Plan/Management Optional     for the quarter ended
            Salary Treatment Plan.               June 30, 1993.

 10.35      Copy of the Employees' Retirement    Filed herewith.
            Savings Plan.

 10.36      Copy of Amendment No. 3              Incorporated by reference
            to the Supplemental Retirement       to Exhibit 10-35 to Form 10Q
            Savings Plan.                        for the quarter ended
                                                 June 30, 1993.

 10.37      Copy of Amendment No. 2              Incorporated by reference
            to the Long Term Disability          to Exhibit 10-36 to Form 10Q
            Benefit Plan.                        for the quarter ended
                                                 June 30, 1993.

 10.38      Copy of Amendment No. 3              Incorporated by reference
            to the Long Term Disability          to Exhibit 10-40 to Form 10Q
            Benefit Plan.                        for the quarter ended
                                                 September 30, 1993.

 10.39      Copy of the Plan for the Deferral    Filed herewith.
            of Directors Fees and
            Amendment No. 1 thereto.

 10.40      Copy of the Company's Directors'     Filed herewith.
            Common Stock Deferred Growth Plan

 11         Computation of Fully Diluted         Filed herewith.
            Earnings Per Share.

 13         Portions of the Annual Report        Filed herewith.
            to Shareowners for Fiscal 1993.

 21         Subsidiaries of Rochester            Filed herewith.
            Telephone Corporation.

 23         Consent of Independent               Filed herewith.
            Accountant as Experts.

 24         Powers of Attorney for a             Filed herewith.
            majority of Directors naming
            Louis L. Massaro
            attorney-in-fact.

 28.1       Form 11-K Information for            Filed herewith.
            the Company's Management
            Investment and Savings Plan
            Including the Management
            Optional Salary Treatment Plan.

 28.2       Form 11-K Information for            Filed herewith.
            the Company's Craft Savings
            Plan-I.

 28.3       Form 11-K Information for            Filed herewith.
            the Company's Craft Savings
            Plan-II.

 28.4       Form 11-K Information for            Filed herewith.
            the Company's Retirement Savings
            Program for Rochester Telephone
            Corporation Subsidiary Companies.

 28.5       Form 11-K Information for the        Filed herewith.
            Company's Vista Telephone
            Company Retirement Savings Plan.

 28.6       Form 11-K Information for the        Filed herewith.
            Company's Vista Telephone Company
            Retirement Savings Plan for
            Bargaining Unit Employees.

 28.7       Form 11-K Information for the        Filed herewith.
            Company's Retirement Savings Plan
            for Affiliated Companies of
            Rochester Telephone Corporation.

 99         Proxy Statement for the Annual       Filed herewith.
            Meeting of Shareowners to be
            held April 27, 1994.