Form 10-Q
period 1994-03-31
ROCHESTER TELEPHONE CORP
filed 1994-05-12
CIK 84567

                                     FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1994

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          From the transition period from              to


                          Commission file number 1-4166

- - -------------------------------------------------------------



                         ROCHESTER TELEPHONE CORPORATION
             (Exact name of registrant as specified in its charter)


               New York                   16-0613330
   (State or other jurisdiction       (I.R.S. Employer
of incorporation or organization)     Identification No.)

180 South Clinton Avenue, Rochester, NY        14646-0700
(Address of principal executive offices)       (Zip Code)

                                 (716) 777-1000
              (Registrant's telephone number, including area code)


- - --------------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$1.00 Par Value Common Stock 73,158,432 as of April 30, 1994

             ROCHESTER  TELEPHONE  CORPORATION



Part I - Financial Information
==============================


Item 1 - Financial Statements

        Presented on the following pages are the consolidated financial statements of Rochester
     Telephone Corporation. In the opinion of management, the consolidated financial information reflects all adjustments necessary for a fair presentation of the financial statements for the interim periods included herein. There have been no adjustments made in the interim financial statements which are not of a normal recurring nature.

ROCHESTER TELEPHONE CORPORATION

Consolidated Statement of Income (Unaudited)

                                                       3 Months Ended
                                                           March 31,
In thousands, except per share data                 1994                1993
- - ----------------------------------------------------------------------------
Revenues and Sales:
  Telephone Operations . . . . . . . . . . . .  $150,999            $144,574
  Telecommunication Services . . . . . . . . .    90,814              66,395
                                                --------            --------
      Total Revenues and Sales . . . . . . . .   241,813             210,969
                                                --------            --------
Costs and Expenses:
  Operating expenses . . . . . . . . . . . . .   142,403             121,638
  Cost of goods sold . . . . . . . . . . . . .     6,380               5,028
  Depreciation . . . . . . . . . . . . . . . .    29,072              28,928
  Taxes other than income taxes. . . . . . . .    11,895              11,011
                                                --------            --------
      Total Costs and Expenses . . . . . . . .   189,750             166,605
                                                --------            --------
Operating Income . . . . . . . . . . . . . . .    52,063              44,364
Interest expense . . . . . . . . . . . . . . .    10,969              11,810
Other income and expense:
  Allowance for funds used during construction       276                 370
  Other income (expense), net. . . . . . . . .    (5,679)             (3,625)
                                                --------            --------
Income Before Taxes and Cumulative Effect
  of Change in Accounting Principle. . . . . .    35,691              29,299
Income taxes . . . . . . . . . . . . . . . . .    13,289              11,281
                                                --------            --------
Income before cumulative effect of
  change in accounting principle . . . . . . .    22,402              18,018
Cumulative effect of change in accounting
  principle - accounting for post-employment
  benefits . . . . . . . . . . . . . . . . . .    (7,197)                -
                                                --------            --------
Consolidated Net Income. . . . . . . . . . . .    15,205              18,018
Dividends on preferred stock . . . . . . . . .       297                 297
                                                --------            --------
Income Applicable to Common Stock. . . . . . .  $ 14,908            $ 17,721
                                                ========            ========

Dividends declared on common stock . . . . . .  $ 14,815            $ 13,166
Dividends declared per common share. . . . . .  $   .405            $   .395
Average common shares outstanding. . . . . . .    35,297              33,332

Earnings Per Common Share:
   Primary:
     Income before cumulative effect of change
       in accounting principle . . . . . . . .  $    .63            $    .53
     Cumulative effect of change in accounting
       principle . . . . . . . . . . . . . . .      (.21)                -
                                                --------            --------
     Net Earnings Per Common Share . . . . . .  $    .42            $    .53
                                                ========            ========

   Fully diluted:
     Income before cumulative effect of change
       in accounting principle . . . . . . . .  $    .62            $    .53
     Cumulative effect of change in accounting
       principle . . . . . . . . . . . . . . .      (.20)                -
                                                --------            --------
     Net Earnings Per Common Share . . . . . .  $    .42            $    .53
                                                ========            ========

      See accompanying Notes to Consolidated Financial Statements.

ROCHESTER TELEPHONE CORPORATION
Business Segment Information (Unaudited)

                                                            3 Months Ended
                                                                March 31,
In thousands of dollars                                1994               1993
- - ------------------------------------------------------------------------------
Telephone Operations
- - --------------------
Revenues:
   Local service . . . . . . . . . . . . . .     $   58,443         $   55,520
   Network access service. . . . . . . . . .         58,863             53,539
   Long distance network service . . . . . .          5,816              6,520
   Directory advertising, billing
     services, and other . . . . . . . . . .         29,277             29,968
   Less:  Uncollectibles . . . . . . . . . .          1,400                973
                                                 ----------         ----------
     Total Revenues . . . . . . . . . . . .      $  150,999         $  144,574
                                                 ==========         ==========
Operating Income . . . . . . . . . . . . . .     $   43,611         $   38,137
                                                 ==========         ==========
Depreciation . . . . . . . . . . . . . . . .     $   25,428         $   25,078
                                                 ==========         ==========
Construction Expenditures. . . . . . . . . .     $   12,847         $   15,777
                                                 ==========         ==========
Identifiable Assets (1). . . . . . . . . . .     $1,500,667         $1,418,632
                                                 ==========         ==========

Telecommunication Services
- - --------------------------
Sales:
   Network Systems & Services:
      Non-Affiliate. . . . . . . . . . . . .     $   82,086         $   60,917
      Affiliate. . . . . . . . . . . . . . .          1,893                787
   Wireless Communications . . . . . . . . .          9,096              5,421
   Eliminations. . . . . . . . . . . . . . .         (2,261)              (730)
                                                 ----------         ----------
      Total Sales. . . . . . . . . . . . . .     $   90,814         $   66,395
                                                 ==========         ==========

Operating Income:
   Network Systems & Services. . . . . . . .     $    7,680         $    5,775
   Wireless Communications . . . . . . . . .            753                433
   Eliminations. . . . . . . . . . . . . . .             19                 19
                                                 ----------         ----------
      Total Operating Income . . . . . . . .     $    8,452         $    6,227
                                                 ==========         ==========
Depreciation . . . . . . . . . . . . . . . .     $    3,644         $    3,850
                                                 ==========         ==========
Construction Expenditures. . . . . . . . . .     $    5,982         $    1,174
                                                 ==========         ==========
Identifiable Assets (1). . . . . . . . . . .     $  296,733         $  195,131
                                                 ==========         ==========

(1) Includes assets eliminated in consolidation of $189,243 in 1994 and $113,190 in 1993.

      See accompanying Notes to Consolidated Financial Statements.

ROCHESTER TELEPHONE CORPORATION

Consolidated Balance Sheet
                                                 March 31,       December 31,
                                                      1994               1993
In thousands of dollars                         (Unaudited)
- - ---------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents. . . . . . . .     $  137,909          $   31,284
   Short-term investments . . . . . . . . .            157                 349
   Accounts receivable. . . . . . . . . . .        162,351             157,320
   Material and supplies, at cost . . . . .         10,468              11,208
   Prepayments and other. . . . . . . . . .         23,009              21,583
                                                ----------          ----------
     Total Current Assets . . . . . . . . .        333,894             221,744
                                                ----------          ----------
Property, Plant and Equipment:
   Telephone plant in service . . . . . . .      1,569,801           1,561,032
   Telephone plant under construction . . .         35,977              33,048
                                                ----------          ----------
                                                 1,605,778           1,594,080
   Less-Accumulated depreciation. . . . . .        673,202             652,578
                                                ----------          ----------
     Net Telephone Plant. . . . . . . . . .        932,576             941,502
                                                ----------          ----------
   Telecommunications property. . . . . . .        156,364             153,954
   Less-Accumulated depreciation. . . . . .         71,491              68,265
                                                ----------          ----------
     Net Telecommunications Property. . . .         84,873              85,689
                                                ----------          ----------
Goodwill. . . . . . . . . . . . . . . . . .        165,157             166,283
                                                ----------          ----------
Deferred and Other Assets . . . . . . . . .         91,657              94,983
                                                ----------          ----------
     Total Assets . . . . . . . . . . . . .     $1,608,157          $1,510,201
                                                ==========          ==========

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
   Accounts payable . . . . . . . . . . . .     $  140,337          $  147,152
   Notes payable. . . . . . . . . . . . . .            106                 303
   Advance billings . . . . . . . . . . . .         11,073              12,572
   Dividends payable. . . . . . . . . . . .         15,113              14,058
   Long-term debt due within one year . . .          3,665               3,962
   Taxes accrued. . . . . . . . . . . . . .         18,415              14,729
   Interest accrued . . . . . . . . . . . .         12,447              13,583
                                                ----------          ----------
     Total Current Liabilities. . . . . . .        201,156             206,359
                                                ----------          ----------

Long-Term Debt. . . . . . . . . . . . . . .        482,456             492,555
                                                ----------          ----------
Deferred Income Taxes . . . . . . . . . . .        111,723             116,967
                                                ----------          ----------
Deferred Benefits . . . . . . . . . . . . .         26,789              16,121
                                                ----------          ----------
Minority Interests. . . . . . . . . . . . .          3,257               3,100
                                                ----------          ----------

ROCHESTER TELEPHONE CORPORATION

Consolidated Balance Sheet
                                                 March 31,      December 31,
                                                      1994              1993
In thousands of dollars                         (Unaudited)
- - ------------------------------------------------------------------------------

Shareowners' Equity:
   Common stock . . . . . . . . . . . . . .         36,574              34,025
   Capital in excess of par value . . . . .        304,434             201,591
   Retained earnings. . . . . . . . . . . .        418,983             418,889
                                                ----------          ----------
                                                   759,991             654 505
   Less - Treasury stock, at cost . . . . .           -                  2,191
                                                ----------          ----------
     Common Shareowners' Equity . . . . . .        759,991             652,314
   Preferred stock. . . . . . . . . . . . .         22,785              22,785
                                                ----------          ----------
     Total Shareowners' Equity. . . . . . .        782,776             675,099
                                                ----------          ----------
     Total Liabilities and Shareowners'
          Equity. . . . . . . . . . . . . .     $1,608,157          $1,510,201
                                                ==========          ==========

      See accompanying Notes to Consolidated Financial Statements.

ROCHESTER TELEPHONE CORPORATION
Consolidated Statement of Cash Flows (Unaudited)
                                                                       3 Months Ended
                                                                          March 31,
In thousands of dollars                                               1994        1993
- - --------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Income before cumulative effect of change in
     accounting principle . . . . . . . . . . . . . . . . . . . . . $ 22,402  $ 18,018
   Cumulative effect of change in accounting principle. . . . . . .   (7,197)      -
                                                                    --------- --------
   Net Income . . . . . . . . . . . . . . . . . . . . . . . . . .     15,205    18,018
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . .   33,783    31,489
    Gain on sale of assets. . . . . . . . . . . . . . . . . . . . .     (467)   (1,037)
    Cumulative effect of change in accounting principle . . . . . .   11,072       -
    Changes in operating assets and liabilities, exclusive
     of impacts of purchase acquisitions:
     (Increase) in accounts receivable. . . . . . . . . . . . . . .   (1,816)   (1,722)
     Decrease in material and supplies. . . . . . . . . . . . . . .      740       418
     (Increase)/Decrease in prepayments and other current assets. .   (1,426)    1,202
     (Increase) in deferred and other assets. . . . . . . . . . . .   (6,314)   (7,636)
     (Decrease) in accounts payable . . . . . . . . . . . . . . . .  (10,455)  (10,825)
     (Decrease) in advance billings . . . . . . . . . . . . . . . .   (1,499)   (1,683)
     Increase in accrued interest and taxes . . . . . . . . . . . .    3,254     2,393
     Increase in deferred postretirement benefits obligation. . . .    2,536     4,470
     (Decrease) in deferred income taxes. . . . . . . . . . . . . .     (604)     (228)
                                                                    --------  --------
       Total Adjustments. . . . . . . . . . . . . . . . . . . . . .   28,804    16,841
                                                                    --------  --------
   Net Cash Provided by Operating Activities. . . . . . . . . . . .   44,009    34,859
                                                                    --------  --------
Cash Flows from Investing Activities
   Expenditures for property, plant and equipment, net. . . . . . .  (19,359)  (14,982)
   Decrease in short-term investments. . . . . . . . . . . . .           192        98
   Investment in cellular . . . . . . . . . . . . . . . . . . . . .       (8)     (993)
                                                                    --------  --------
   Net Cash (Used in) Investing Activities  . . . . . . . . . . . .  (19,175)  (15,877)
                                                                    --------  --------


ROCHESTER TELEPHONE CORPORATION
Consolidated Statement of Cash Flows (Unaudited)
                                                                       3 Months Ended
                                                                          March 31,
In thousands of dollars                                               1994        1993
- - --------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   (Decrease)/Increase in notes payable . . . . . . . . . . . . . .     (197)      109
   Proceeds from long-term debt . . . . . . . . . . . . . . . . . .        -    34,700
   Repayments of long-term debt . . . . . . . . . . . . . . . . . .  (10,433)  (41,244)
   Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . .  (14,056)  (13,462)
   Issuance of treasury stock . . . . . . . . . . . . . . . . . . .    2,302       -
   Issuance of common stock . . . . . . . . . . . . . . . . . . . .  104,018       -
   Minority interests . . . . . . . . . . . . . . . . . . . . . . .      157        68
                                                                    --------  --------
   Net Cash Provided by (Used in) Financing Activities  . . . . . .   81,791   (19,829)
                                                                    --------  --------
Net Increase/(Decrease) in Cash and Cash Equivalents. . . . . . . .  106,625      (847)
Cash and Cash Equivalents at Beginning of Period. . . . . . . . . .   31,284    69,347
                                                                    --------  --------
Cash and Cash Equivalents at End of Period. . . . . . . . . . . . . $137,909  $ 68,500
======================================================================================
      See accompanying Notes to Consolidated Financial Statements.


              ROCHESTER TELEPHONE CORPORATION

         Notes to Consolidated Financial Statements
                        (Unaudited)

Note 1:  Consolidation
         -------------


        The consolidated financial information includes the accounts of Rochester Telephone Corporation and its affiliates (the "Company"). The Company reports its operations in two segments: Telephone Operations and Telecommunication Services. Telephone Operations is comprised of 37 local telephone operating companies.
     Telecommunication Services is segregated within the Business Segment Information into two general lines of business: 1) Network Systems and Services and 2)
     Wireless Communications. Intercompany transactions have been eliminated except for intercompany profit on regulated company purchases (affiliate sales) from Telecommunication Services. In the opinion of management, prices charged by Telecommunication
     Services are comparable to prices the regulated companies would be required to pay other suppliers.


Note 2:  Income Taxes
         ------------

            The Company files a consolidated federal income tax return.

            The provision for income taxes consists of the following (in thousands):

                                     3 Months Ended
                                        March 31,
                                     1994       1993
                                     ----       ----

             Federal
                 Current            $13,182    $ 9,801
                 Deferred            (1,519)       218
                                    -------    -------
                                    $11,663    $10,019
                                    -------    -------

             State
                 Current            $ 1,778    $ 1,251
                 Deferred              (152)        11
                                    -------    -------
                                    $ 1,626    $ 1,262
                                    -------    -------
                 Total              $13,289    $11,281
                                    =======    =======

              ROCHESTER TELEPHONE CORPORATION

         Notes to Consolidated Financial Statements
                        (Unaudited)


Note 2:  Income Taxes (Cont.)
      --------------------

      Deferred income taxes have not been provided by Telephone Operations for flow-through of temporary differences where the regulatory agencies permit only taxes actually paid to be recognized. At March 31, 1994, the cumulative balance of tax reductions not previously offset by provisions for deferred federal income taxes amounted to $48 million. Similarly, the cumulative balances of tax reductions not previously offset by provisions for deferred state income taxes amounted to $20 million at March 31, 1994. Consistent with the provisions of Financial Accounting Standards
   Board Statement No. 109 (FAS 109), "Accounting for
   Income Taxes," a deferred tax liability and a long-term deferred asset have been recorded to reflect the impact applicable to these cumulative reductions and the future revenue to be recovered when these taxes become payable.


Note 3:  Cash Flows
      ----------

      For purposes of the Statement of Cash Flows, the Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      Actual interest paid was $12.1 million and $14.5 million for the three month periods ended March 31, 1994, and March 31, 1993, respectively. In addition, actual income taxes paid were $6.9 million for the three months ended March 31, 1994, and $2.4 million for the three months ended March 31, 1993.

              ROCHESTER TELEPHONE CORPORATION

         Notes to Consolidated Financial Statements
                        (Unaudited)


Note 4:  Stock Split
         -----------

         In November 1993, the Board of Directors approved a 2-for-1 split of the Company's common stock effected in the form of a 100 percent stock dividend with no change in the $1.00 per share par value. The New York
     State Public Service Commission approved the split in March of 1994. The record date for the split was April 15, 1994, and distribution of certificates began on April 29, 1994.

Note 5:  Earnings Per Share
         ------------------

        Average common shares outstanding include amounts for common stock equivalents resulting from stock options outstanding at March 31, 1994, and March 31,
     1993.

        Primary earnings per common share amounts are calculated by dividing Income Applicable to Common
     Stock by the weighted average common shares and common share equivalents outstanding, as applicable, during each period. Earnings per share on a fully diluted basis are computed as set forth in Exhibit 11.

Note 6:  Stock Option Plans
         ------------------

        In 1992 the Company implemented a Directors Stock
     Option Plan and an Executive Stock Option Plan. Under the plans, which were approved by shareowners in 1990, the Company may issue a maximum of 400,000 shares of common stock over a ten-year period.

        Under both plans, the exercise price is the fair market value of the stock on the date of the grant of the stock option. One third of the options become exercisable on the first year anniversary of the grant date. Another third become exercisable on the second year anniversary and the final third become exercisable on the third year anniversary of the grant date. The options expire ten years after the date of grant.

                 ROCHESTER TELEPHONE CORPORATION

           Notes to Consolidated Financial Statements
                           (Unaudited)

Note 6:  Stock Option Plan Cont.
         -----------------------

        Information with respect to options under the above plans follows:

                                   Option Price
                      Shares        Per Share       Aggregate
                      ------       ------------     ---------

  Outstanding at
   Dec 31, 1993       171,360                       $ 6,240,083
  Granted             146,200           $42.375       6,195,225
  Exercised              (483)   $31.50-$31.375         (15,173)
                      -------                       -----------
  Outstanding at
   March 31, 1994     317,077                       $12,420,135
                      =======                      ============

        At March 31, 1994, 48,215 shares were exercisable and
     81,331 shares were available for future grant.

Note 7:  Stock Offering
         --------------

        In February of 1994, the Company sold 5.4 million shares of its common stock at $42 per share in a public offering. As part of the offering, 2,549,000 new shares were issued and sold directly by the Company and 2,885,000 shares were sold by C FON Corporation, a wholly-owned subsidiary of Centel Corporation, which is a wholly-owned subsidiary of Sprint Corporation.

        If approved by the New York State Public Service
     Commission (NYSPSC), net proceeds from the offering may be used for general corporate purposes, including expansion of the Company's lines of business.

Note 8:  Postemployment Benefits
         -----------------------

        In 1992, the Financial Accounting Standards Board released Statement No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112) which was required to be implemented by January 1, 1994. FAS 112 requires that projected future costs of providing postemployment but pre-retirement benefits, such as disability, pre-pension leave (salary continuation) and severance pay, be recognized as an expense as employees render service rather than when the benefits are paid.

              ROCHESTER TELEPHONE CORPORATION

         Notes to Consolidated Financial Statements
                        (Unaudited)


        The Company adopted the provisions of FAS 112 effective January 1, 1994. The Company recognized the obligation for postemployment benefits through a cumulative effect charge to net income of $7.2 million, net of taxes of $3.9 million. The adoption of FAS 112 is not expected to significantly impact future operating expense or the Company's cash flow.

Note 9:  Commitments and Contingencies
         -----------------------------

        It is anticipated that the Company will expend
     $80.0 million for additions to property, plant, and equipment during 1994. In connection with this construction program, the Company has made certain commitments for the purchase of material and equipment.

        The NYSPSC issued an order on July 6, 1993 which imposed a royalty on Rochester Tel in the amount of two percent of the total capitalization of Rochester's unregulated operations. Based upon an initial interpretation of the Order, Rochester estimates that its effect is in the range of $2.0 million per year.
     The Company has filed a legal challenge to the Commission's action on the royalty proposal in the courts. If ultimately upheld in the courts, the royalty would be treated as an offset to the Rochester, New York operating company's regulated revenue requirement from regulated intrastate telephone operations. The Company is vigorously contesting this case but cannot predict the outcome with any certainty at this time.

        In February 1993, the Company filed a petition for reorganization with the NYSPSC. The request is twofold, first establishing two new subsidiary companies to be constituted from the operating assets of the existing Rochester operating telephone company. One company would be a competitive telecommunications company which would provide an array of services on a retail basis in the Rochester marketplace. This company would have the flexibility to price and introduce services as necessary to compete. The second company would be a wholesale network company which would be regulated and would provide services to the new competitive subsidiary

              ROCHESTER TELEPHONE CORPORATION

         Notes to Consolidated Financial Statements
                        (Unaudited)


     company and all other telecommunications providers on an equal basis. This configuration, unique in the telecommunications industry, is being proposed to better meet the current and emerging competition in the marketplace.

        The second aspect of the petition involves the Company's request to reorganize into a holding company structure. Under this approach, the Company would create a new unregulated holding company for the consolidated organization. This structure would provide the financing flexibility to continue acquisition and diversification efforts necessary for the long-term growth of the business. The Company and other interested parties are currently engaged in settlement negotiations which may, if successful, alter some of the provisions of the plan as originally proposed in the February 1993 filing. The Company will aggressively pursue approval of this plan of reorganization or a reasonable settlement altering the plan, but it cannot predict the outcome.

        On March 12, 1993, the Company signed a definitive agreement with a subsidiary of NYNEX Corporation to form a cellular supersystem joint venture in upstate and western New York State that will provide cellular telephone customers with expanded geographic coverage. The supersystem will include the cellular markets in Buffalo, Rochester, Syracuse, Utica-Rome and New York Rural Service Area #1, which includes
     Jefferson, St. Lawrence and Lewis counties. The proposed structure of the transaction is a 50/50 joint venture partnership, with Rochester Tel Cellular as the manager. The joint venture is expected to begin operating in the third quarter of 1994. On December 21, 1993, the Company and NYNEX announced their intention to include the Binghamton and Elmira areas in the supersystem.

      Item 2 - Management's Discussion and Analysis of
        Financial Condition and Results of Operations


         Three Months Ended March 31, 1994 and 1993
         ==========================================

OVERVIEW
========

        Consolidated operating income increased $7.7 million, or 17.4 percent, for the three months ended
     March 31, 1994 over the comparable period in 1993.
     Operating income from Telecommunication Services increased $2.2 million or 35.7 percent, while
     Telephone Operations increased $5.5 million, or 14.4 percent, over the respective period in 1993. Income before the cumulative effect of a change in accounting principle for the first quarter of 1994 was $22.4 reflecting an increase of $4.4 million, or 24.3 percent, when compared to the corresponding quarter in 1993. Consolidated net income, after the cumulative effect of a change in accounting principle, of $15.2 million for the first quarter of 1994 decreased $2.8 million, or 15.6 percent, when compared to the corresponding quarter in 1993.

        In January 1994, the Company adopted Financial
     Accounting Standards Board Statement No. 112 (FAS
     112), "Employers' Accounting for Postemployment
     Benefits." The Company recognized the obligation for postemployment benefits through a cumulative effect charge to net income of $7.2 million, net of taxes of $3.9 million. The adoption of FAS 112 is not expected to significantly impact future operating expense on the Company's cash flow.

        Primary earnings before the cumulative effect of a change in accounting principle per average common share were $.63 in the first quarter of 1994. This represents an increase of $.10 per share or 18.9% over the comparable quarter in 1993. The impact of the adoption of FAS 112 on primary earnings was $.21 per share during the first quarter of 1994. Primary earnings after the cumulative effect of a change in accounting principle per average common share were $.42 in the first quarter of 1994. This represents a decrease of $.11 per share over the comparable quarter in 1993. Average common shares outstanding in the first quarter of 1994 were 35.3 million, 2.0 million shares more outstanding than the first quarter of 1993, chiefly as a result of the equity offering described in Footnote 7 to the Financial Statements set forth in Part I, Item 1.

FINANCIAL REVIEW
================

Revenues and Sales
- - ------------------

        Total revenues and sales for the first quarter of 1994 were $241.8 million, an increase of $30.8 million, or 14.6 percent over 1993. Revenues from Telephone Operations for the first quarter of 1994 increased $6.4 million, or 4.4 percent, over the comparable period in 1993. Local telephone service revenues increased $2.9 million, or 5.3 percent, primarily as a result of an increase in access lines, higher Custom Calling Features revenue and rate increases received in Minnesota and Iowa. Network access and long distance network service revenues increased $4.6 million, or 7.7 percent, in the first quarter of 1994, primarily due to higher switched access revenue and higher toll service rates.

        Sales from Telecommunication Services increased
     $24.4 million, or 36.8 percent, in the first quarter of 1994 when compared to the corresponding quarter in 1993. An increase of $22.3 million, or 36.1 percent, in Network Systems and Services was the major contributor to this improvement. The increase in revenues is due to increased usage, the growth of the Casual Calling Program, price increases and the impact of the acquisitions of Budget Call in June 1993 and Mid Atlantic Telecom in September 1993.

Costs and Expenses
- - ------------------

        Total consolidated costs and expenses increased
     $23.1 million, or 13.9 percent, in the first quarter of 1994 when compared to the same period in 1993.
     Consolidated operating expenses increased $20.8 million, or 17.1 percent, primarily as a result of higher access charges relating to the increase in long distance revenues. Telephone operating expenses were virtually flat quarter to quarter. Total costs and expenses for the regional telephone companies increased by only 2.6 percent in the quarter, a reflection of continuing expense control and operating synergies between the companies. Expenses at the Rochester operating company decreased 1.3 percent, a result of ongoing workforce reductions and efficiencies.

Operating Income
- - ----------------

        Operating income from Telephone Operations increased $5.5 million, or 14.4 percent, in the first quarter of 1994 when compared to the corresponding quarter in 1993. The regional telephone companies led the operating income performance in this business segment with a 24.1 percent increase in operating income primarily due to increased revenues in the Midwest Region. This resulted in a 34.5 percent operating margin, or a 4.2 percentage point improvement over the first quarter of 1993. At the Rochester operating company, operating income increased 1.6 percent primarily due to lower wages and benefits resulting from lower work force levels.

        Operating income from Telecommunication Services increased $2.2 million, or 35.7 percent, in the first quarter of 1994 when compared to the corresponding quarter in 1993. The Network Systems and Services business segment operating income increased 33.0 percent in 1994 versus the first quarter of 1993 due to the substantial increase in long distance revenues. In the Wireless segment, operating income increased modestly, as a result of lower operating expenses and an increase in the customer base.

Interest Expense
- - ----------------

        For the three months ended March 31, 1994, interest charges decreased $.8 million, or 7.1 percent, over the comparable period in 1993. This decrease is the result of lower interest rates and lower debt balances for the three month period ended March 31, 1994 when compared to the same period in 1993.

Income Taxes
- - ------------

        Consolidated income taxes increased $2.0 million, or 17.8 percent, in the first quarter of 1994 when compared to the corresponding period in 1993. The majority of this increase is due to higher income.
     The effective income tax rate was 37.2 percent for the three month period ended March 31, 1994, as compared to 38.5 percent for the period ended March 31, 1993.

LIQUIDITY AND CAPITAL RESOURCES
===============================

Cash and Cash Equivalents
- - -------------------------

            At March 31, 1994, the Company had $137.9 million in cash and cash equivalents compared to $31.2 million at December 31, 1993, an increase of $106.7 million resulting mainly from the equity offering as described in Footnote 7 to the Financial Statements set forth in Part I, Item 1.
         See the Consolidated Statement of Cash Flows for additional information.

Debt
- - ----

            Debt, including notes payable, totaled $486.2
         million at March 31, 1994, a decrease of $10.6 million from December 31, 1993. This decrease was a result of debt retirement during the first three months of 1994.

Debt Ratio and Interest Coverage
- - --------------------------------

            The Company's debt ratio (total debt as a percent of total capitalization) was 38.3 percent at the end of March 31, 1994, versus 42.4 percent at the end of 1993. Pre-tax interest coverage before the cumulative effect of a change in accounting principle was 4.3 times for the first three months ended March 1994 compared to 3.5 times at the end of 1993.

Construction Spending
- - ---------------------

            The Company plans to spend a total of $80.0 million on capital expenditures in 1994.
         Telephone Operations plans to spend $59.5 million and Telecommunication Services plans to spend
         $20.5 million. The Company has a number of financing options available to fund its capital expenditures, including the use of internally generated funds and the issuance of additional debt or equity.

Dividends
- - ---------

            On March 21, 1994, the Board of Directors declared the first quarter 1994 regular dividend of 40.5 cents per share on the Company's common stock, payable May 2, 1994, to shareowners of record on April 15, 1994.

OTHER ITEMS
===========

Open Market Plan
- - ----------------

     In February 1993, the Company filed a widely recognized innovative proposal with the New York State
     Public Service Commission that would result in opening the Rochester, New York local exchange market to competition and simultaneously allow Rochester Tel to form a holding company. The Company's proposal is called the "Open Market Plan". The plan would enable customers in the Rochester, New York service territory to select their local telephone service provider and have a much broader selection of products, services and prices.

        The Company proposed to divide the current
     Rochester, New York operating company into two subsidiaries which would be wholly owned by an unregulated parent holding company. One of the two subsidiaries would be a regulated network facilities provider that would sell and market wholesale network services to retailers of telecommunication services.
     The second subsidiary would be a retail company which would provide an array of communication services on a competitive basis to residential and business customers in the Rochester, New York marketplace.
     This structure would enable the Rochester, New York operating company to respond more promptly to changes in its marketplace and customer demands.
     Informational meetings have been held with the Staff of the New York State Public Service Commission and all intervening parties. The Company and these interested parties may reach a negotiated settlement which would alter some of the provisions of the original "Open Market Plan" filing as discussed above. The Company will aggressively pursue approval of the "Open Market Plan" but cannot predict whether or when it will be approved by the Commission, and, if so, in what form.

Regulatory Proceedings
- - ----------------------

        In 1986, the Company and the New York State Public
     Service Commission entered into an agreement which allowed the Company to pursue certain acquisitions and investments without further Commission approval. This agreement was amended in 1987, 1989 and 1991. The
     1991 amendment preceded the acquisition of the Vista
     Telephone properties in Minnesota and Iowa from Centel
     Corporation. Certain portions of the amendment expired in June 1993, and at the request of the Company, the Commission extended the amendment to December 1993. It is anticipated that resolution of the Company's Open Market Plan filing and the associated provision allowing Rochester Tel to form a Holding Company would eliminate the necessity of this agreement. Until the Open Market Plan proposal is resolved, effective January 1, 1994, the Company must petition the Commission for approval of future acquisitions.

        In 1984, the New York State Public Service
     Commission initiated a proceeding to investigate whether or not the Company's unregulated subsidiaries should pay a royalty to the Rochester, New York operating company for alleged intangible benefits received from the use of the Rochester Telephone name and reputation. The proceeding was reopened in 1990.
     In its Opinion and Order in Case 87-C-8959, issued
     July 6, 1993, the Commission, by a three-to-two vote, imposed a royalty in the amount of two percent of the total capitalization of Rochester Tel's unregulated operations. The Commission attempted to justify the royalty on essentially two bases: first, that ratepayers are entitled to protection from the potential for cost miscalculations and the increased risks that accompany diversification; and second, that the Company's unregulated operations benefit from their use of the Rochester Telephone name and reputation. The Commission rejected the Company's statutory and constitutional defenses and concluded that it possessed the authority under the Public
     Service Law to impose a royalty.

        Based upon an initial interpretation of the Order, Rochester Tel estimates that the effect of the Order is in the range of $2 million per year. The royalty would reduce the Rochester, New York operating company's revenue requirement from regulated intrastate telephone operations. The Commission ordered Rochester Telephone to file an accounting plan for the royalty amount, together with a plan for returning such amount to ratepayers. The Company vigorously disagrees with the Commission's determination and has sought judicial review of the Commission's Opinion and Order. The timing and outcome of the appeal process cannot be predicted.
     The Company intends to fully prosecute its appeal in the courts.

        On March 12, 1993, the Company signed a definitive agreement to form a joint venture with New York
     Cellular Geographic Service Area, Inc., a subsidiary of NYNEX Corporation, to create an upstate New York cellular supersystem that will include the Buffalo, Rochester, Syracuse, Utica-Rome and NY Rural Service
     Area #1 markets. The parties have sought a waiver of the interLATA prohibition contained in the AT&T consent decree, United States V. American Telephone and Telegraph Co., 552 F. Supp. 131 (D.D.C. 1982), aff'd mem., 460 U.S. 1001 (1983). Approval on the waiver request is anticipated in mid 1994.

        On May 18, 1993, the Company filed for approval to form the venture from the New York State Public
     Service Commission. This filing included a petition to transfer the Rochester, New York operating company's interest in the Rochester wireless cellular business to its wholly-owned subsidiary, Rochester Tel
     Mobile Communications Inc. The Commission approved the entire transaction and transfer at its open session on November 10, 1993 and issued an order dated
     December 10, 1993.

          In addition, the joint venture parties filed applications with the Federal Communications
     Commission to transfer various radio licenses associated with the cellular properties. These applications were approved in April 1994. Rochester Tel Mobile Communications, Inc. and NYNEX have signed an agreement allowing RTMC to manage the combined properties. The joint venture is expected to begin operating in the third quarter of 1994.

Incentive Regulation
- - --------------------

         The incentive regulation agreement which the New York State Public Service Commission approved in January 1990 for the Rochester, New York operating company expired at the end of 1992. The Rochester, New York operating company proposed a new incentive regulation agreement in January 1993 to the Commission staff, and reached a settlement, which was approved by the Commission on February 17, 1994. The settlement reduces the Rochester, New York operating company's revenue requirement by $5 million in 1993 and $9.5 million in 1994. Each of these reductions is subject to adjustment for depreciation changes and the outcome of the New York State Public Service Commission's Generic Financing Proceeding. In 1994, fifty percent of the Rochester, New York operating company's earnings above the authorized return on equity will be shared with ratepayers. The authorized return is currently 10.9% and is subject to adjustment based on the results of the Generic Financing Proceeding.
      Also, if the Rochester, New York operating company's service levels in 1994 drop below 1992 levels, the Company will be subject to a penalty of one-half of one percent of its local service and intraLATA toll revenues.


Part II - Other Information
===========================

Item 1 - Legal Proceedings

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

         On August 6, 1993, the Rochester, New York operating company filed with Supreme Court, Albany County, its petition pursuant to Article 78 of the New York Civil Practice Law and Rules seeking judicial review of the NYSPSC's Opinion and Order. By order dated October 7, 1993, this proceeding was transferred to the Appellate Division, Third Department. The Company filed its Brief on December 16, 1993. Respondents' briefs were filed on February 28, 1994, and reply briefs were filed on March 16, 1994. Oral argument was held on April 26, 1994. The Company is vigorously contesting this case and is of the opinion that it will ultimately prevail, but cannot predict the outcome with any certainty at this time.

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         At the Annual Meeting of Share Owners held on April 27, 1994, the shareowners voted on the election of 12 Directors (constituting the entire Board of Directors) and the independent auditors for the year 1994. The results were as follows:

Election of Directors               For             Withheld
- - ---------------------             ----------        --------
1.  Patricia C. Barron            29,365,420        335,488
2.  Ronald L. Bittner             29,474,347        226,561
3.  John R. Block                 29,238,107        462,801
4.  Harlan D. Calkins             29,322,611        378,297
5.  Brenda E. Edgerton            29,352,640        348,268
6.  Jairo A. Estrada              29,534,985        165,923
7.  Daniel E. Gill                29,389,733        311,175
8.  Alan C. Hasselwander          29,540,002        160,906
9.  Douglas H. McCorkindale       29,353,700        347,208
10. Richard P. Miller, Jr.        29,379,529        321,379
11. Leo J. Thomas                 29,519,173        181,735
12. Michael T. Tomaino            29,383,319        317,589

      Election of Price Waterhouse as independent auditors for the fiscal year 1994.

      For                         Against           Abstain
      ---                         -------           -------
   29,325,483                     270,583           104,572


      Amendment No. 3 to the Supplemental Retirement Savings
      Plan to add Company common stock as an investment vehicle for Plan participants.

      For                         Against           Abstain
      ---                         -------           -------
   28,082,195                     1,035,913         582,800


      Restated Executive Stock Option Plan which, among other modifications, increased from 300,000 to 1,000,000 the number of authorized shares which are available for option grants.

      For                         Against           Abstain
      ---                         -------           -------
   26,174,920                     2,920,018         605,970

      Amendment No. 1 to the Directors Stock Option Plan which, among other modifications, increased the annual grant to outside Directors from 1,000 to 2,000 options and increased from 100,000 to 500,000 the number of authorized shares which are available for option grants.


      For                         Against           Abstain
      ---                         -------           -------
   25,913,449                     3,147,134         640,325


      Directors' Common Stock Deferred Growth Plan which allows Directors to defer Board compensation in Company common stock.

      For                         Against           Abstain
      ---                         -------           -------
   27,721,950                     1,384,023         594,935


         There was no other action taken at the meeting.

    Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10-41 -   Copy of Restated Executive Stock
                        Option Plan

              10-42 -   Copy of Amendment No. 1 to the
                        Directors Stock Option Plan

              10-43 -   Copy of Amendment No. 1 to the
                        Directors Common Stock Deferred
                        Growth Plan

              10-44 -   Copy of Amendment No. 2 to the Plan
                        for the Deferral of Directors Fees

                 11 -   Computation of Earnings per Share
                        of Common Stock on a Fully Diluted
                        Basis (Unaudited)


         (b)  Reports on Form 8-K

              The Company filed one Form 8-K during the quarter ended March 31, 1994 and through the filing date of this Form 10-Q as follows:


    SEC Filing Date     Item No.       Financial Statements
    ---------------     --------       --------------------


    January 19, 1994     Item 5        Audited consolidated
                                       balance sheets and
                                       consolidated
                                       statements of
                                       income, shareowners'
                                       equity and cash
                                       flows as of December
                                       31, 1993, 1992 and
                                       1991.

                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange
    Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ROCHESTER TELEPHONE CORPORATION
                               -------------------------------
                                            (Registrant)






Dated: May 12, 1994          By /s/Louis L. Massaro
                                --------------------------------
                                Louis L. Massaro
                                Corporate Vice President-
                                Finance and Treasurer
                                (and Principal
                                 Financial Officer)

                         INDEX TO EXHIBITS




Exhibit
 Number               Description
- - -------               -----------


10-41           Copy of Restated                    Filed herewith
                Executive Stock Option Plan

10-42           Copy of Amendment No. 1             Filed herewith
                to the Directors Stock
                Option Plan

10-43           Copy of Amendment No. 1             Filed herewith
                to the Directors Common
                Stock Deferred Growth Plan

10-44           Copy of Amendment No. 2             Filed herewith
                to the Plan for the
                Deferral of Directors Fees

   11           Computation of Earnings             Filed herewith
                per Share of Common Stock
                on a Fully Diluted Basis
                (Unaudited)