Form 10-Q
period 1994-06-30
ROCHESTER TELEPHONE CORP
filed 1994-08-12
CIK 84567

                          FORM 10-Q


             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended June 30, 1994

                             or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

From the transition period from              to


Commission file number 1-4166

- - ------------------------------------------------------------



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


- - ------------------------------------------------------------

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

$1.00 Par Value Common Stock 73,156,596 as of July 31, 1994

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

Consolidated Balance Sheet
                                                          June 30,     December 31,
                                                              1994             1993
In thousands of dollars                                (Unaudited)
- - -----------------------------------------------------------------------------------
Assets
Current Assets:
Cash and cash equivalents                               $  189,184       $   31,284
Short-term investments                                         152              349
Accounts receivable                                        164,373          157,320
Material and supplies                                       10,576           11,208
Prepayments and other                                       21,531           21,583
- - -----------------------------------------------------------------------------------
     Total Current Assets                                  385,816          221,744
- - -----------------------------------------------------------------------------------
Property, Plant and Equipment:
Telephone plant in service                               1,543,708        1,561,032
Telephone plant under construction                          34,393           33,048
- - -----------------------------------------------------------------------------------
                                                         1,578,101        1,594,080
Less-Accumulated depreciation                              667,943          652,578
- - -----------------------------------------------------------------------------------
     Net Telephone Plant                                   910,158          941,502
- - -----------------------------------------------------------------------------------
Telecommunication property                                 174,234          153,954
Less-Accumulated depreciation                               77,133           68,265
- - -----------------------------------------------------------------------------------
     Net Telecommunication Property                         97,101           85,689
- - -----------------------------------------------------------------------------------
Goodwill                                                   144,559          166,283
- - -----------------------------------------------------------------------------------
Deferred and Other Assets                                   89,537           94,983
- - -----------------------------------------------------------------------------------
        Total Assets                                    $1,627,171       $1,510,201
===================================================================================

Liabilities and Shareowners' Equity
Current Liabilities
Accounts payable                                        $  131,958       $  147,152
Notes payable                                                  106              303
Advance billings                                            10,543           12,572
Dividends payable                                           15,116           14,058
Long-term debt due within one year                           3,290            3,962
Taxes accrued                                               14,253           14,729
Interest accrued                                            13,592           13,583
- - -----------------------------------------------------------------------------------
     Total Current Liabilities                             188,858          206,359
- - -----------------------------------------------------------------------------------

Consolidated Balance Sheet
                                                          June 30,     December 31,
                                                              1994             1993
In thousands of dollars                                (Unaudited)
- - -----------------------------------------------------------------------------------


Long-Term Debt                                             481,725          492,555
- - -----------------------------------------------------------------------------------
Deferred Income Taxes                                      117,592          116,967
- - -----------------------------------------------------------------------------------
Deferred Benefits                                           28,854           16,121
- - -----------------------------------------------------------------------------------
Minority Interests                                          11,380            3,100
- - -----------------------------------------------------------------------------------
Shareowners' Equity:
Common stock                                                73,152           34,025
Capital in excess of par value                             264,066          201,591
Retained earnings                                          438,767          418,889
- - -----------------------------------------------------------------------------------
                                                           775,985          654,505
Less-Treasury stock, at cost                                   -              2,191
- - -----------------------------------------------------------------------------------
     Common Shareowners' Equity                            775,985          652,314
Preferred stock                                             22,777           22,785
- - -----------------------------------------------------------------------------------
     Total Shareowners' Equity                             798,762          675,099
- - -----------------------------------------------------------------------------------
        Total Liabilities and Shareowners' Equity       $1,627,171       $1,510,201
===================================================================================

 See accompany Notes to Consolidated Financial Statements.


                                                ROCHESTER TELEPHONE CORPORATION
                                                Consolidated Statement of Income
                                                      (Unaudited)
                                            3 Months Ended June 30,           6 Months Ended June 30,
In thousands, except per share data             1994           1993               1994 <F1>      1993
- - -----------------------------------------------------------------------------------------------------
Revenues and Sales:
Telephone Operations                        $154,905       $148,303            $305,904      $292,877
Telecommunication Services                    96,922         74,549             187,736       140,944
- - -----------------------------------------------------------------------------------------------------
  Total Revenues and Sales                   251,827        222,852             493,640       433,821
- - -----------------------------------------------------------------------------------------------------
Costs and Expenses:
Operating expenses                           147,450        128,581             289,853       250,219
Cost of goods sold                             5,534          5,889              11,914        10,917
Depreciation                                  30,531         27,883              59,603        56,811
Taxes other than income taxes                 12,279         11,550              24,174        22,561
- - -----------------------------------------------------------------------------------------------------
  Total Costs and Expenses                   195,794        173,903             385,544       340,508
- - -----------------------------------------------------------------------------------------------------
Operating Income                              56,033         48,949             108,096        93,313
Interest expense                              10,886         12,190              21,855        24,000
Other income and expense:
  Allowance for funds used
    during construction                          280            302                 556           672
  Gain on sale of subsidiary                  12,933            -                12,933           -
  Other income (expense), net                 (4,944)        (5,427)            (10,623)       (9,052)
- - -----------------------------------------------------------------------------------------------------
Income Before Taxes and Cumulative
  Effect of Change in Accounting
  Principle                                   53,416         31,634              89,107        60,933
Income taxes                                  18,520         11,804              31,809        23,085
- - -----------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of
  Change in Accounting Principle              34,896         19,830              57,298        37,848
Cumulative Effect of Change in
  Accounting Principle - accounting
  for post-employment benefits                   -              -                (7,197)          -
- - -----------------------------------------------------------------------------------------------------
Consolidated Net Income                       34,896         19,830              50,101        37,848
Dividends on preferred stock                     296            296                 593           593
- - -----------------------------------------------------------------------------------------------------
Income Applicable to Common Stock           $ 34,600       $ 19,534            $ 49,508      $ 37,255
=====================================================================================================

 See accompanying Notes to Consolidated Financial Statements.



                                                ROCHESTER TELEPHONE CORPORATION
                                                Consolidated Statement of Income
                                               (Unaudited)
                                            3 Months Ended June 30,           6 Months Ended June 30,
In thousands, except per share data             1994           1993               1994           1993
- - -----------------------------------------------------------------------------------------------------


Dividends declared on common stock           $ 14,815       $ 13,583             $ 29,630    $ 26,749
Dividends declared per common share          $  .2025       $  .1975             $  .4050    $  .3950
Average common shares outstanding              73,227         67,502               71,910      67,084
Earnings Per Common Share
  Primary:
    Income before cumulative effect of
      change in accounting principle        $     .47      $     .29             $    .79    $    .56
    Cumulative effect of change in
      accounting principle                       -              -                    (.10)        -
- - -----------------------------------------------------------------------------------------------------
    Net Earnings Per Common Share           $    .47       $    .29              $    .69    $    .56
- - -----------------------------------------------------------------------------------------------------
  Fully Diluted:
    Income before cumulative effect of
      change in accounting principle        $    .47       $    .29              $    .79    $    .55
    Cumulative effect of change in
      accounting principle                       -              -                    (.10)          -
- - -----------------------------------------------------------------------------------------------------
    Net Earnings Per Common Share           $    .47       $    .29              $    .69    $    .55
=====================================================================================================



     See accompanying Notes to Consolidated Financial Statements.


                                             ROCHESTER TELEPHONE CORPORATION
                                              Business Segment Information
                                                       (Unaudited)
                                              3 Months Ended June 30,         6 Months Ended June 30,
In thousands of dollars                        1994              1993               1994         1993
- - -----------------------------------------------------------------------------------------------------
Telephone Operations
Revenues:
Local service                            $   61,309        $   56,923         $  119,752    $  112,443
Network access service                       58,205            55,038            117,068       108,577
Long distance network service                 6,670             7,004             12,486        13,524
Directory advertising,
  billing services, and other                29,940            30,400             59,217        60,368
Less:  Uncollectibles                         1,219             1,062              2,619         2,035
- - -----------------------------------------------------------------------------------------------------
     Total Revenues                      $  154,905        $  148,303         $  305,904    $  292,877
======================================================================================================
Operating Income                         $   45,660        $   42,275         $   89,271    $   80,412
======================================================================================================
Depreciation                             $   25,483        $   23,824         $   50,911    $   48,902
======================================================================================================
Construction Expenditures                $   13,150        $   26,613         $   25,997    $   42,390
======================================================================================================
Identifiable Assets <F1>                 $1,526,089        $1,425,912         $1,526,089    $1,425,912
======================================================================================================


Telecommunication Services
Sales:
Network Systems and Services:
  Non-Affiliate                          $   85,339        $   67,275         $  167,425    $  128,192
  Affiliate                                   1,566             1,178              3,459         1,965
Wireless Communications                      11,799             6,992             20,895        12,413
Eliminations                                 (1,782)             (896)            (4,043)       (1,626)
- - -----------------------------------------------------------------------------------------------------
     Total Sales                         $   96,922        $   74,549         $  187,736    $  140,944
======================================================================================================
Operating Income:
Network Systems and Services             $    9,279        $    6,163         $   16,959    $   11,938
Wireless Communications                       1,007               493              1,760           926
Eliminations                                     87                18                106            37
- - -----------------------------------------------------------------------------------------------------
     Total Operating Income              $   10,373        $    6,674         $   18,825    $   12,901
======================================================================================================
Depreciation                             $    5,048        $    4,059         $    8,692    $    7,909
======================================================================================================
Construction Expenditures                $   12,243        $    3,147         $   18,225    $    4,321
======================================================================================================
Identifiable Assets <F1>                 $  296,047        $  245,483         $  296,047    $  245,483
======================================================================================================

<F1> Includes assets eliminated in consolidation of $194,965 in 1994 and $132,096 in 1993.

     See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows
(Unaudited)

                                                                   6 Months Ended June 30
In thousands of dollars                                                 1994         1993
- - -----------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Income before cumulative effect of change in
  accounting principle                                              $ 57,298     $ 37,848
Cumulative effect of change in accounting principle                   (7,197)         -
- - -----------------------------------------------------------------------------------------
Net Income                                                            50,101       37,848
- - -----------------------------------------------------------------------------------------
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Depreciation and amortization                                       61,302       63,489
  Gain on sale of assets                                              (9,915)      (1,987)
  Cumulative effect of change in accounting principle                 11,072          -
  Changes in operating assets and liabilities, exclusive
   of impacts of purchase acquisitions and divestitures:
    (Increase) in accounts receivable                                 (6,452)      (7,418)
    Decrease in material and supplies                                    530          845
    Decrease in prepayments and other current assets                   1,163        3,225
    (Increase) in deferred and other assets                          (14,367)      (4,947)
    (Decrease) in accounts payable                                   (17,000)     (12,371)
    (Decrease) in advance billings                                    (2,207)      (1,848)
    Increase/(decrease) in accrued interest and taxes                  6,019       (1,362)
    Increase in deferred benefits                                      1,515        7,444
    (Decrease)/increase in deferred income taxes                      (2,366)       3,662
- - -----------------------------------------------------------------------------------------
      Total Adjustments                                               29,294       48,732
- - -----------------------------------------------------------------------------------------
  Net Cash Provided by Operating Activities                           79,395       86,580
- - -----------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Expenditures for property, plant and equipment, net                  (44,028)     (41,926)
Decrease in short-term investments                                       197          115
Investment in cellular                                                 1,174         (627)
Proceeds from asset sales                                               -           2,670
Proceeds from sale of company                                         55,689          -
Investment in nonaffiliated entities                                    -          (3,321)
Purchase of company                                                     -          (7,377)
Cash acquired in purchase acquisitions                                  -             178
- - -----------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                   13,032      (50,288)
- - -----------------------------------------------------------------------------------------

Consolidated Statement of Cash Flows
(Unaudited)

                                                                   6 Months Ended June 30
In thousands of dollars                                                 1994         1993
- - -----------------------------------------------------------------------------------------
Cash Flows from Financing Activities
(Decrease)/increase in notes payable                                   (197)          109
Proceeds from long-term debt                                            -          35,234
Repayments of long-term debt                                         (11,547)     (50,874)
Dividends paid                                                       (29,206)     (27,050)
Purchases of treasury stock                                             -          (7,739)
Redemptions of preferred stock                                            (8)          (8)
Issuance of treasury stock                                             2,302          -
Issuance of common stock                                             103,862          -
Minority interests                                                       267          201
- - -----------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                   65,473      (50,127)
- - -----------------------------------------------------------------------------------------
Net Increase (decrease) in Cash and Cash Equivalents                 157,900      (13,835)
Cash and Cash Equivalents at Beginning of Period                      31,284       69,347
- - -----------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                          $189,184      $55,512
===========================================================================================

 See accompanying Notes to Consolidated Financial Statements.



              ROCHESTER TELEPHONE CORPORATION

         Notes to Consolidated Financial Statements
                        (Unaudited)

Note 1:Consolidation
       -------------


        The consolidated financial information includes the accounts of Rochester Telephone Corporation and its affiliates (the "Company"). The Company reports its operations in two segments: Telephone Operations and Telecommunication Services. Telephone Operations is comprised of 36 local telephone operating companies.
     Telecommunication Services is segregated within the Business Segment Information into two general lines of business: 1) Network Systems and Services and 2)
     Wireless Communications. Intercompany transactions have been eliminated except for intercompany profit on regulated company purchases (affiliate sales) from Telecommunication Services. In the opinion of management, prices charged by Telecommunication
     Services are comparable to prices the regulated companies would be required to pay other suppliers.


Note 2: Income Taxes
       ------------

        The Company files a consolidated federal income tax return.

        The provision for income taxes consists of the following (in thousands):

                  3 Months Ended          6 Months Ended
                      June 30,                June 30,
                   1994      1993          1994      1993
                   ----      ----          ----      ----

     Federal
      Current    $17,236   $ 9,803       $30,418   $19,604
      Deferred      (544)      650        (2,063)      868
                 -------   -------       -------   -------
                 $16,692   $10,453       $28,355   $20,472
                 -------   -------       -------   -------

     State
      Current    $ 1,979   $ 1,096       $ 3,757   $ 2,347
      Deferred      (151)      255          (303)      266
                 -------   -------       -------   -------
                 $ 1,828   $ 1,351         3,454     2,613
                 -------   -------       -------   -------
      Total      $18,520   $11,804       $31,809   $23,085
                 =======   =======       =======   =======

              ROCHESTER TELEPHONE CORPORATION

         Notes to Consolidated Financial Statements
                        (Unaudited)




            Deferred income taxes have not been provided by Telephone Operations for flow-through of temporary differences where the regulatory agencies permit only taxes actually paid to be recognized. At
         June 30, 1994, the cumulative balance of tax reductions not previously offset by provisions for deferred federal income taxes amounted to $46 million. Similarly, the cumulative balances of tax reductions not previously offset by provisions for deferred state income taxes amounted to $20 million at June 30, 1994. Consistent with the provisions of Financial Accounting Standards Board
         Statement No. 109 (FAS 109), "Accounting for
         Income Taxes", a deferred tax liability and a long-term deferred asset have been recorded to reflect the impact applicable to these cumulative reductions and the future revenue to be recovered when these taxes become payable.


Note 3:  Cash Flows
         ----------

            For purposes of the Statement of Cash Flows, the Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

            Actual interest paid was $21.8 million and $24.8 million for the six month periods ended June
         30, 1994, and June 30, 1993, respectively. In addition, actual income taxes paid were $37.9 million for the six months ended June 30, 1994, and $22.5 million for the six months ended June
         30, 1993.


Note 4:  Stock Split
         -----------

            In November 1993, the Board of Directors approved a 2-for-1 split of the Company's common stock effected in the form of a 100 percent stock dividend with no change in the $1.00 per share par

              ROCHESTER TELEPHONE CORPORATION

         Notes to Consolidated Financial Statements
                        (Unaudited)

     value.  The New York State Public Service Commission
     (NYSPSC) approved the split in March of 1994. The record date for the split was April 15, 1994, and distribution of certificates began on April 29, 1994.
     Historical share and per share data have been retroactively adjusted to reflect the split where appropriate.

Note 5:  Earnings Per Share
         ------------------

        Average common shares outstanding include amounts for common stock equivalents resulting from stock options outstanding at June 30, 1994, and June 30,
     1993.

        Primary earnings per common share amounts are calculated by dividing Income Applicable to Common
     Stock by the weighted average common shares and common share equivalents outstanding, as applicable, during each period. Earnings per share on a fully diluted basis are computed as set forth in Exhibit 11.

Note 6:  Stock Option Plans
         ------------------

        In 1992 the Company implemented a Directors Stock
     Option Plan and an Executive Stock Option Plan
     ("Plans"). Under the original plans, which were approved by shareowners in 1990, the Company was authorized to issue a maximum of 400,000 shares of common stock over a ten-year period.

        At the April 1994 Annual Meeting, shareowners approved amendments to both plans which increased the total number of option shares to 1,500,000. The amendments also provided for automatic increases in the number of shares that may be issued as a result of a stock split. Consequently, since the stock was split (see Note 4) subsequent to the 1994 Annual
     Meeting, there are currently 3,000,000 option shares available for issuance.

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

              ROCHESTER TELEPHONE CORPORATION

         Notes to Consolidated Financial Statements
                        (Unaudited)

        Information with respect to options under the above
     plans follows:
                                   Option Price
                     Shares         Per Share       Aggregate
                     ------        ------------     ---------
  Outstanding at
   March 31, 1994    634,154                     $12,420,135

Second Quarter Activity:
  Granted            116,000             $22.688    2,631,750
  Exercised           (3,997)    $15.688-$19.750      (69,784)
  Cancelled           (2,000)    $21.188-$22.688      (42,975)
                    ---------                    ------------
  Outstanding at
   June 30, 1994     744,157                      $14,939,126
                     =======                      ===========

        At June 30, 1994, 102,115 shares were exercisable and 2,248,662 shares were available for future grant.
     Shares and option price per share were adjusted for the 2-for-1 split in April, 1994.

Note 7:  Stock Offering
         --------------

        In February of 1994, the Company sold 5.4 million shares of its common stock at $42 per share in a public offering. As part of the offering, 2,549,000 new primary shares were issued and sold directly by the Company and 2,885,000 shares were sold by C FON
     Corporation, a wholly-owned subsidiary of Centel
     Corporation, which is a wholly-owned subsidiary of Sprint Corporation. All share and per share data is prior to the 2-for-1 stock split in April, 1994.

        The net proceeds from the primary shares sold during the offering, subject to approval by the NYSPSC, may be used for general corporate purposes, including expansion of the Company's lines of business.

Note 8:  Postemployment Benefits
         -----------------------

        In 1992, the Financial Accounting Standards Board released Statement No. 112, "Employers' Accounting for
     Postemployment Benefits" (FAS 112) which was required to be implemented by January 1, 1994. FAS 112 requires that projected future costs of providing postemployment, pre-retirement benefits, such as disability, pre-pension leave (salary continuation) and severance pay, be recognized as an expense as employees render service rather than when the benefits are paid.

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

Note 9:  Divestitures:
         ------------

        On May 16, 1994, the Company completed the sale of Minot Telephone Company in Minot, North Dakota to a subsidiary of the Souris River Telecommunications
     Cooperative. Minot Telephone was the Company's only holding in North Dakota and the Company had reassessed its prospects for expansion in North Dakota. The sale of Minot Telephone Company resulted in a $9.5 million after-tax gain, or $.13 per share, included in the second quarter results.

Note 10: Commitments and Contingencies
         ----------------------------

        It is anticipated that the Company will expend approximately $82 million for additions to property, plant, and equipment during 1994. In connection with this construction program, the Company has made certain commitments for the purchase of material and equipment.

        The NYSPSC issued an order on July 6, 1993 which imposed a royalty on Rochester Tel in the amount of two percent of the total capitalization of Rochester's unregulated operations. Based upon an initial interpretation of the Order, Rochester estimates that its effect is in the range of $2.0 million per year.
     The Company filed a legal challenge to the Commission's action on the royalty proposal in the courts. On June 30, 1994, the Appellate Division of the New York State Supreme Court upheld the NYSPSC decision of July 6, 1993. The Company filed, on July
     29, 1994, a Notice of Appeal and Motion for Leave To
     Appeal with the New York Court of Appeals. If ultimately upheld in the courts, the royalty would be treated as an offset to the Rochester, New York operating company's regulated revenue requirement from regulated intrastate telephone operations. The
     Company is vigorously contesting this case but cannot predict the outcome with any certainty at this time.
     The Company's Open Market Plan, discussed in the following paragraph, also includes a proposal to resolve the royalty issue for the duration of the Open
     Market Plan Agreement.

              ROCHESTER TELEPHONE CORPORATION

         Notes to Consolidated Financial Statements
                        (Unaudited)

        In February 1993, the Company filed a petition for reorganization with the NYSPSC. The petition became known as the Company's Open Market Plan and Corporate
     Restructuring Proposal. The request was twofold, first establishing two new subsidiary companies to be constituted from the operating assets of the existing
     Rochester operating telephone company. One company would be a competitive telecommunications company which would provide an array of services on a retail basis in the Rochester marketplace. This company would have the flexibility to price and introduce services as necessary to compete. The second company would be a wholesale network company which would be regulated and would provide services to the new competitive subsidiary company and all other telecommunications providers on an equal basis. This configuration, unique in the telecommunications industry, was being proposed to better meet the current and emerging competition in the marketplace.

        The second aspect of the petition involved the Company's request to reorganize into a holding company structure. Under this approach, the Company would create a new unregulated holding company for the consolidated organization. This structure would provide the financing flexibility to continue the acquisition and diversification efforts necessary for the long-term growth of the business. On May 17, 1994 the Company reached a Joint Stipulation and Agreement with the Staff of the NYSPSC, Time Warner
     Communications and the Communications Workers of America on the terms of this Open Market Plan and Corporate Restructuring. Subsequently, on August 1,
     1994 the New York State Department of Economic
     Development also officially endorsed the Plan.  The
     Joint Stipulation and Agreement included operational modifications to the Company's original proposal as well as a rate reduction of $21 million over seven years and a form of price cap regulation for at least five years. The Company and other interested parties are currently pursuing final approval by the NYSPSC, and the NYSPSC has adopted a hearing and briefing schedule running through August 1994. The Company is aggressively pursuing approval of the Joint
     Stipulation but cannot predict the outcome at this time.

        On March 12, 1993, the Company signed a definitive agreement with a subsidiary of NYNEX Corporation to form a cellular supersystem joint venture in upstate and western New York State to provide cellular telephone customers with expanded geographic coverage. The supersystem, which began operations on July 1, 1994, initially includes the cellular markets in Buffalo, Rochester, Syracuse, Utica-Rome and New
     York Rural Service Area #1, which includes Jefferson,
     St. Lawrence and Lewis counties. The supersystem is a 50/50 joint venture partnership, with Rochester Tel
     Cellular as the manager. The Company's share of the joint venture earnings will be accounted for under the equity method. On December 21, 1993, the Company and
     NYNEX announced their intention to include the Binghamton and Elmira areas in the supersystem, following receipt of the necessary approvals and satisfaction of other preconditions.



      Item 2 - Management's Discussion and Analysis of
        Financial Condition and Results of Operations


         Three Months Ended June 30, 1994 and 1993
         ==========================================

OVERVIEW
========

        Consolidated operating income increased $7.1 million, or 14.5 percent, for the three months ended
     June 30, 1994, over the comparable period in 1993.
     Operating income from Telecommunication Services increased $3.7 million, or 55.4 percent, while operating income from Telephone Operations increased
     $3.4 million, or 8.0 percent, for the three months ended June 30, 1994 over the respective period in 1993. Consolidated net income was $34.9 million for the quarter, which includes a $9.5 million after-tax gain from the completed sale of Minot Telephone
     Company. Exclusive of this gain, consolidated net income increased $5.5 million, or 27.9 percent, over the second quarter of 1993.

        Primary earnings per average common shares were $.47 in the second quarter of 1994, of which $.13 is associated with the gain from the sale of Minot
     Telephone Company. Net of the gain, this represents an increase of $.05 per share, or 17.2 percent, over the comparable quarter in 1993. Average common shares outstanding in the second quarter of 1994 were 73.2 million, an increase of 5.7 million shares over the second quarter of 1993. This increase is due mainly to the issuance of 2.5 million additional shares from the February 1994 equity offering and the 2-for-1 stock split that was effected in April 1994. See
     Notes 4 and 7 to the Financial Statements set forth in
     Part I, Item 1 for additional information.

FINANCIAL REVIEW
================

Revenues and Sales
- - ------------------

        Total revenues and sales for the second quarter of 1994 were $251.8 million, an increase of $29.0 million, or 13.0 percent, over 1993. Revenues from Telephone Operations for the second quarter of 1994 increased $6.6 million, or 4.5 percent, over the comparable period in 1993. Local telephone service revenues increased $4.4 million, or 7.7 percent, primarily as a result of an increase in access lines, higher Custom Calling Features revenue and rate increases received in Minnesota and Iowa. Network access and long distance network service revenues increased $2.8 million, or 4.6 percent, in the second quarter of 1994 primarily due to higher switched access revenue and higher toll service rates.

        Sales from Telecommunication Services increased
     $22.4 million, or 30.0 percent, in the second quarter of 1994 when compared to the corresponding quarter in 1993. An increase of $18.5 million, or 27.0 percent, in Long Distance revenues was the major contributor to this improvement. This increase is due to increased usage, the growth of the Company's Residential Calling
     Program, price increases and the impact of the acquisitions of Budget Call Long Distance, Inc. in
     June 1993 and Mid Atlantic Telecom, Inc. in September
     1993.

Costs and Expenses
- - ------------------

        Total consolidated costs and expenses increased
     $21.9 million, or 12.6 percent, in the second quarter of 1994 when compared to the same period in 1993.
     Consolidated operating expenses increased $18.9 million, or 14.7 percent, primarily as a result of higher access charges relating to the increase in long distance revenues. Telephone operating expenses increased 1.6 percent over the second quarter of 1993. Operating expenses for the regional telephone companies increased 4.1 percent in the quarter due mainly to increased plant related expenses resulting from higher sales volumes. Operating expenses at the Rochester operating company decreased 1.8 percent primarily as a result of force level reductions.

Operating Income
- - ----------------

        Operating income from Telephone Operations increased $3.4 million, or 8.0 percent, in the second quarter of 1994 when compared to the corresponding quarter in 1993. The regional telephone companies led the operating income performance in this business segment with a 9.8 percent increase in operating income primarily due to increased revenues in the Midwest Region. This resulted in a 34.6 percent regional telephone operating margin, compared to 33.4 percent for the second quarter of 1993. At the Rochester operating company, operating income increased 5.9 percent primarily due to lower wages and benefits resulting from lower work force levels.

        Operating income from Telecommunication Services increased $3.7 million, or 55.4 percent, in the second quarter of 1994 when compared to the corresponding quarter in 1993. The Network Systems and Services business segment operating income increased 50.6 percent in the second quarter of 1994 versus the second quarter of 1993 due to the substantial increase in long distance revenues. In the Wireless segment, operating income increased $.5 million, or 104.3 percent, primarily as a result of the consolidation of the Alabama wireless properties, in which Rochester
     Tel recently acquired a controlling interest.

Interest Expense
- - ----------------

        For the three months ended June 30, 1994, interest charges decreased $1.3 million, or 10.7 percent, over the comparable period in 1993. This decrease is the result of lower debt balances for the three month period ended June 30, 1994 when compared to the same period in 1993.

Gain on Sale of Assets
- - ----------------------

        On May 16, 1994, the Company completed the sale of Minot Telephone Company in Minot, North Dakota. This transaction resulted in a pre-tax gain of $12.9 million.

Income Taxes
- - ------------

        Consolidated income taxes increased $6.7 million, or 56.9 percent, in the second quarter of 1994 when compared to the corresponding period in 1993. Taxes associated with the sale of Minot Telephone Company accounted for $3.4 million of this increase. The remainder of this increase is due to higher income.
     The effective income tax rate was 34.7 percent for the three month period ended June 30, 1994, as compared to
     37.3 percent for the period ended June 30, 1993.

          Six Months Ended June 30, 1994 and 1993
         ==========================================

OVERVIEW
========

       Consolidated operating income increased $14.8 million, or 15.8 percent, for the six months ended June
    30, 1994 over the comparable period in 1993. Operating income from Telecommunication Services increased $5.9 million, or 45.9 percent, while Telephone Operations increased $8.9 million, or 11.0 percent, over the respective period in 1993. Income before the cumulative effect of a change in accounting principle for the six months ended June 30, 1994 was $57.3 million reflecting an increase of $19.5 million, or
    51.4 percent, when compared to the corresponding period in 1993. Excluding the cumulative effect of a change in accounting principle and the after-tax gain on the sale of the Minot Telephone subsidiary, consolidated net income was $47.8 million for the first six months of 1994, an increase of $9.9 million, or 26.2 percent, when compared to the corresponding period in 1993.

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

       Primary earnings before the cumulative effect of a change in accounting principle per average common share were $.79 for the six months ended June 30, 1994. This represents an increase of $.23 per share, or 41.1 percent, over the comparable period in 1993. The adoption of FAS 112 negatively impacted primary earnings by $.10 per share for the six months ended
    June 30, 1994. Primary earnings after the cumulative effect of a change in accounting principle per average common share were $.69 for the six months ended June
    30, 1994. This represents an increase of $.13 per share over the comparable period in 1993. Average common shares outstanding for the six months ended June
    30, 1994 were 71.9 million, 4.8 million shares more than the comparable period of 1993, chiefly as a result of the equity offering and the subsequent 2-for-1 stock split described in Notes 4 and 7 to the Financial
    Statements set forth in Part I, Item 1. All share and per share data have been adjusted for the 2-for-1 stock split.

FINANCIAL REVIEW
================

Revenues and Sales
- - ------------------

        Total revenues and sales for the six months ended
     June 30, 1994 were $493.6 million, an increase of $59.8 million, or 13.8 percent, over 1993. Revenues from Telephone Operations for the first six months of 1994 increased $13.0 million, or 4.4 percent, over the comparable period in 1993. Local telephone service revenues increased $7.3 million, or 6.5 percent, primarily as a result of an increase in access lines, higher Custom Calling Features revenue and rate increases received in Minnesota and Iowa. Network access and long distance network service revenues increased $7.5 million, or 6.1 percent, for the six months ended June 30, 1994, primarily due to higher switched access revenue and higher toll service rates.

        Sales from Telecommunication Services increased
     $46.8 million, or 33.2 percent, for the first six months of 1994 when compared to the corresponding period in 1993. An increase of $40.7 million, or 31.3 percent, in Long Distance revenues was the major contributor to this improvement. This increase is due to increased usage, the growth of the Company's
     Residential Calling Program, price increases and the impact of the acquisitions of Budget Call Long
     Distance, Inc. in June 1993 and Mid Atlantic Telecom,
     Inc. in September 1993.

Costs and Expenses
- - ------------------

        Total consolidated costs and expenses increased
     $45.0 million, or 13.2 percent, in the first six months of 1994 when compared to the same period in 1993. Consolidated operating expenses increased $39.6 million, or 15.8 percent, primarily as a result of higher access charges relating to the increase in long distance revenues. Telephone operating expenses for the six months ended June 30, 1994 increased 1.1 percent compared to the same period in 1993.
     Operating expenses for the regional telephone companies increased 3.9 percent in the first six months of 1994 when compared to the same period in 1993, due mainly to increased plant related expenses resulting from higher sales volumes. Operating expenses at the Rochester operating company decreased
     2.5 percent primarily as a result of force level reductions.

Operating Income
- - ----------------

        Operating income from Telephone Operations increased $8.9 million, or 11.0 percent, for the six months ended June 30, 1994 when compared to the corresponding period in 1993. The regional telephone companies led the operating income performance in this business segment with a 16.5 percent increase in operating income primarily due to increased revenues in the Midwest Region. This resulted in a 34.5 percent operating margin, compared to 31.9 percent for the first six months of 1993. At the Rochester operating company, operating income increased 3.9 percent primarily due to lower wages and benefits resulting from lower work force levels.

        Operating income from Telecommunication Services increased $5.9 million, or 45.9 percent, for the first six months ended June 30, 1994, when compared to the corresponding period in 1993. The Network Systems and Services business segment operating income increased
     42.1 percent for the six months ended June 30, 1994 versus the corresponding period of 1993 due to the substantial increase in long distance revenues. In the Wireless segment, operating income increased $.8 million, or 90.0 percent, as a result of the Utica
     Rome acquisition in April of 1993 and the consoli-dation of the Alabama wireless properties.

Interest Expense
- - ----------------

        For the six months ended June 30, 1994, interest charges decreased $2.1 million, or 8.9 percent, over the comparable period in 1993. This decrease is the result of lower debt balances for the six month period ended June 30, 1994 when compared to the same period in 1993.

Gain on Sale of Assets
- - ----------------------

        On May 16, 1994, the Company completed the sale of Minot Telephone Company in Minot, North Dakota. This transaction resulted in a pre-tax gain of $12.9 million.

Income Taxes
- - ------------

        Consolidated income taxes increased $8.7 million, or 37.8 percent, for the six months ended June 30, 1994 when compared to the corresponding period in 1993. Taxes associated with the sale of Minot
     Telephone Company accounted for $3.4 million of this increase. The remainder of this increase is due to higher income. The effective income tax rate was 35.7 percent for the six month period ended June 30, 1994, as compared to 37.9 percent for the period ended June
     30, 1993.

LIQUIDITY AND CAPITAL RESOURCES
===============================

Cash and Cash Equivalents
- - -------------------------

            At June 30, 1994, the Company had $189.2 million in cash and cash equivalents compared to $31.3 million at December 31, 1993, an increase of $157.9 million resulting mainly from the equity offering as described in Note 7 to the Financial
         Statements set forth in Part I, Item 1, and the sale of Minot Telephone Company in May of 1994 as described in Note 9 to the Financial Statements set forth in Part I, Item 1. See the Consolidated
         Statement of Cash Flows for additional
         information.

Debt
- - ----

            Debt, including notes payable, totaled $485.1
         million at June 30, 1994, a decrease of $11.7 million from December 31, 1993. This decrease was a result of the early retirement of high cost subsidiary debt during the first six months of 1994 in addition to the normal paydown of debt through June 30, 1994.

Debt Ratio and Interest Coverage
- - --------------------------------

            The Company's debt ratio (total debt as a percent of total capitalization) was 37.8 percent at the end of June 30, 1994, versus 42.4 percent at the end of 1993. This change is primarily due to the common stock issuance during the first quarter. Pre-tax interest coverage before the cumulative effect of a change in accounting principle was 5.1 times for the first six months ended June 1994 compared to 3.9 times at the end of 1993.

Construction Spending
- - ---------------------

            The Company plans to spend a total of
         approximately $82 million on capital expenditures in 1994. Telephone Operations plans to spend approximately $57 million and Telecommunication
         Services plans to spend approximately $25 million. The Company has a number of financing options available to fund its capital expenditures, including the use of internally generated funds and the issuance of additional debt or equity.

Dividends
- - ---------

        On June 21, 1994, the Board of Directors declared the second quarter 1994 regular dividend of 20.25 cents per share on the Company's common stock, payable
     August 1, 1994, to shareowners of record on July 15, 1994.


OTHER ITEMS
===========

Acquisitions
- - ------------

        Effective July 6, 1994, the Company definitively agreed to purchase the Minnesota Cellular Telephone
     Company ("MSCTC") in a tax-deferred stock-for-stock transaction. MSCTC is the non-wireline cellular provider of service in Minnesota RSA #10 which is south of Minneapolis. Regulatory approvals are pending. The acquisition is expected to be completed in the first quarter of 1995 and will be accounted for as a pooling of interests.


Open Market Plan
- - ----------------

        In February 1993, the Company filed a widely recognized innovative proposal with the NYSPSC that would result in opening the Rochester, New York local exchange market to competition and simultaneously allow Rochester Tel to form a holding company. The
     Company's proposal is called the "Open Market Plan".
     Under the proposal, two new companies would be formed from the operating assets of the existing Rochester operating telephone company. One company would be a competitive telecommunications company which would provide an array of services on a retail basis in the Rochester marketplace. This company would have the flexibility to price and introduce services as necessary to compete. The second company would be a wholesale network company which would be regulated and would provide services to the new competitive subsidiary company and all other telecommunications providers on an equal basis. This configuration, unique in the telecommunications industry, was being proposed to better meet the current and emerging competition in the marketplace.

        The second aspect of the petition involved the Company's request to reorganize into a holding company structure. Under this approach, the Company would create a new unregulated holding company for the consolidated organization. This structure would provide the financing flexibility to continue acquisition and diversification efforts necessary for the long-term growth of the business. On May 17, 1994, the Company reached a Joint Stipulation and Agreement with the Staff of the NYSPSC, Time Warner
     Communications and the Communications Workers of America on the terms of this Open Market Plan and Corporate Restructuring. Subsequently, on August 4,
     1994 the New York State Department of Economic
     Development also officially endorsed the Plan.  The
     Joint Stipulation and Agreement included operational modifications to the Company's original proposal as well as a rate reduction of $21 million over seven years and a form of price cap regulation for at least five years. The Company and other interested parties are currently pursuing final approval by the NYSPSC, and the NYSPSC has adopted a hearing and briefing schedule running through August 1994. The Company is aggressively pursuing approval of the Joint
     Stipulation but cannot predict the outcome at this time. If approved by the NYSPSC, implementation is expected to begin in January of 1995.

Regulatory Proceedings
- - ----------------------

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

        In 1984, the NYSPSC initiated a proceeding to investigate whether or not the Company's unregulated subsidiaries should pay a royalty to the Rochester, New York operating company for alleged intangible benefits received from the use of the Rochester
     Telephone name and reputation. The proceeding was reopened in 1990. In its Opinion and Order in Case
     87-C-8959, issued July 6, 1993, the Commission, by a three-to-two vote, imposed a royalty in the amount of two percent of the total capitalization of Rochester
     Tel's unregulated operations.

        Based upon an initial interpretation of the Order, Rochester Tel estimates that the effect of the Order is in the range of $2 million per year. The Company vigorously disagrees with the Commission's determination and has sought judicial review of the Commission's Opinion and Order. See Part II, Item 1,
     Legal Proceedings, for more information.

        On March 12, 1993, the Company signed a definitive agreement with a subsidiary of NYNEX Corporation to form a cellular supersystem joint venture in upstate and western New York State to provide cellular telephone customers with expanded geographic coverage. The supersystem, which began operations on July 1, 1994, initially includes the cellular markets in Buffalo, Rochester, Syracuse, Utica-Rome and New
     York Rural Service Area #1, which includes Jefferson,
     St. Lawrence and Lewis counties. The supersystem is a 50/50 joint venture partnership, with Rochester Tel
     Cellular as the manager. The Company's share of the joint venture earnings will be accounted for under the equity method. On December 21, 1993, the Company and
     NYNEX announced their intention to include the Binghamton and Elmira areas in the supersystem, following receipt of the necessary approvals and satisfaction of other preconditions.


Incentive Regulation
- - --------------------

        An incentive regulation agreement which the NYSPSC approved in January 1990 for the Rochester, New York operating company expired at the end of 1992. The
     Rochester, New York operating company proposed a new incentive regulation agreement in January 1993 to the Commission staff, and reached a settlement, which was approved by the Commission on February 17, 1994. The settlement reduces the Rochester, New York operating company's revenue requirement by $5 million in 1993 and $9.5 million in 1994. In 1994, fifty percent of the Rochester, New York operating company's earnings above the authorized return on equity are subject to sharing with ratepayers. Under the proposed May 17, 1994 Joint Stipulation and Agreement (the Open Market
     Plan), the 1994 amounts would be credited to the Company's depreciation reserve. The authorized return is currently 10.9 percent and is subject to adjustment based on the results of the Generic Financing
     Proceeding. Also, if the Rochester, New York operating company's service levels in 1994 drop below
     1992 levels, the Company will be subject to a penalty of one-half of one percent of its local service and intraLATA toll revenues.

Part II - Other Information
===========================

Item 1 - Legal Proceedings

         On June 11, 1992, a group of corporate plaintiffs consisting of Cooper Industries, Inc., Keystone Consolidated Industries, Inc., The Monarch Machine Tool Company, Niagara Mohawk Corporation, and Overhead Door Corporation commenced an action in the United States District Court for the Northern District of New York seeking contribution from Rotelcom Inc., a wholly-owned subsidiary of the registrant held through intervening subsidiaries, and fourteen other corporate defendants for environmental "response costs" in the approximate amount of $1.5 million incurred by the plaintiffs pursuant to a decree entered into by plaintiffs with the United States Environmental Protection Agency.

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

         In its Opinion and Order in Case 87-C-8959, issued July 6, 1993, the NYSPSC, by a three-to-two vote, imposed a royalty upon the Company in the amount of two percent of the total capitalization of the Company's unregulated operations. The NYSPSC justified the royalty on two grounds: first, that ratepayers are entitled to protection from the potential for cost misallocations and increased risk that accompany diversification of the Company's basic telephone business; and second, that the Company's unregulated operations benefit from their use of the Rochester name and reputation. The NYSPSC rejected the Company's statutory and constitutional defenses and concluded that it possessed the authority under the Public Service Law to impose a royalty and that its imposition is not unconstitutional. Based upon an initial interpretation of the Order, the Company estimates that its potential effect is in the range of $2 million per year. The royalty, if implemented, would be an imputation against the Rochester, New York operating company's revenue requirement from regulated intrastate operations. The NYSPSC ordered the

     Rochester, New York operating company to file, by August 5, 1993, an accounting plan to account for the royalty amount, together with a plan for returning such amount to ratepayers. Although the Rochester, New York operating company requested the NYSPSC to waive this requirement, the NYSPSC denied this request. In compliance with the order of the NYSPSC, on August 5, 1993, the Rochester, New York operating company filed its plan.

        On August 6, 1993, the Rochester, New York operating company filed with Supreme Court, Albany County, its petition pursuant to Article 78 of the New York Civil Practice Law and Rules seeking judicial review of the NYSPSC's Opinion and Order. By order dated October 7, 1993, this proceeding was transferred to the Appellate Division, Third Department. The Company filed its Brief on December 16, 1993. Respondents' briefs were filed on February 28, 1994, and reply briefs were filed on March 16, 1994. Oral argument was held on April 26, 1994. On June 30, 1994, the Appellate Division unanimously upheld the Commission's Order. On July 29, 1994, the Company filed a Notice of Appeal and a Motion for Leave To Appeal with the New York Court of
     Appeals. The Company is vigorously contesting this case and is of the opinion that it will ultimately prevail, but cannot predict the outcome with any certainty at this time.

        The Company's Open Market Plan, as discussed in Note
     10 to the Financial Statements set forth in Part I,
     Item 1, also includes a proposal to resolve the royalty issue for the duration of the Open Market Plan
     Agreement.

Item 4 - Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        At the Annual Meeting of Share Owners held on April
     27, 1994, the shareowners voted on the election of 12
     Directors (constituting the entire Board of Directors) and the independent auditors for the year 1994. The results were as follows:

Election of Directors                For           Withheld
- - ---------------------                ---           --------
1.  Patricia C. Barron            29,365,420       335,488
2.  Ronald L. Bittner             29,474,347       226,561
3.  John R. Block                 29,238,107       462,801
4.  Harlan D. Calkins             29,322,611       378,297
5.  Brenda E. Edgerton            29,352,640       348,268
6.  Jairo A. Estrada              29,534,985       165,923
7.  Daniel E. Gill                29,389,733       311,175
8.  Alan C. Hasselwander          29,540,002       160,906
9.  Douglas H. McCorkindale       29,353,700       347,208
10. Richard P. Miller, Jr.        29,379,529       321,379
11. Leo J. Thomas                 29,519,173       181,735
12. Michael T. Tomaino            29,383,319       317,589

     Election of Price Waterhouse as independent auditors for the fiscal year 1994.

        For                 Against            Abstain
        ---                 -------            -------
     29,325,483             270,583            104,572


     Amendment No. 3 to the Supplemental Retirement Savings
     Plan to add Company common stock as an investment vehicle for Plan participants.

        For                 Against            Abstain
        ---                 -------            -------
     28,082,195             1,035,913          582,800


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

     Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits

             10-45 -        Copy of Amendment No. 7 to the
                            Supplemental Management Pension
                            Plan


                11 -        Computation of Earnings per
                            Share of Common Stock on a
                            Fully Diluted Basis (Unaudited)


         (b) Reports on Form 8-K


             The Company filed three (3) Forms 8-K during the quarter ended June 30, 1994 and through the filing date of this Form 10-Q as follows:


                                                  Financial
   SEC Filing Date         Item No.              Statements
   ---------------         --------              ----------

     May 17, 1994           Item 5                  None

     July 1, 1994           Item 5                  None

     July 14, 1994          Item 5                  None

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



                               ROCHESTER TELEPHONE CORPORATION
                               -------------------------------
                                            (Registrant)






Dated: August 12, 1994       By /s/Louis L. Massaro
                               ----------------------------
                               Louis L. Massaro
                               Corporate Vice President
                               and Treasurer (and Principal
                               Financial Officer)

                         INDEX TO EXHIBITS




Exhibit
 Number               Description
- - -------               -----------


10-45           Copy of Amendment No. 7      Filed herewith
                to the Company's
                Supplemental Management
                Pension Plan


   11           Computation of Earnings      Filed herewith
                per Share of Common Stock
                on a Fully Diluted Basis
                (Unaudited)