Form 10-Q
period 1994-09-30
ROCHESTER TELEPHONE CORP
filed 1994-11-14
CIK 84567

                          FORM 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended September 30, 1994

                                   or

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

$1.00 Par Value Common Stock 73,160,833 shares as of October 31, 1994

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

                    ROCHESTER TELEPHONE CORPORATION
                   Consolidated Statement of Income
                            (Unaudited)
                                      3 Months Ended     9 Months Ended
                                      September 30,       September 30,
In thousands,
except per share data (1)             1994     1993       1994     1993
Revenues and Sales
Telephone Operations              $150,149  $147,763  $456,053  $440,640
Telecommunication Services (2)      92,957    82,743   280,693   223,687
                                   -------  --------  --------  --------
  Total Revenues and Sales         243,106   230,506   736,746   664,327

Costs and Expenses
Operating expenses                 144,412   133,268   434,265   383,487
Cost of goods sold                   3,956     4,362    15,870    15,279
Depreciation                        28,474    28,944    88,077    85,755
Taxes other than income taxes       11,350    12,259    35,524    34,820
Software write-off                       -     3,300         -     3,300
                                   -------  --------  --------  --------
  Total Costs and Expenses (2)     188,192   182,133   573,736   522,641
                                   -------  --------  --------  --------
Operating Income (2)                54,914    48,373   163,010   141,686
Interest expense                    10,781    11,805    32,636    35,805
Other income and expense:
  Allowance for funds used
    during construction                275       290       831       962
  Gain on sale of subsidiaries (3)       -       954    12,933       954
  Equity earnings (loss) from unconsolidated
    wireless interests (2)           1,723      (156)    2,206       799
  Other income (expense), net       (4,047)   (5,459)   (15,153) (15,466)
                                    -------    -------  -------- --------
Income Before Taxes and Cumulative
  Effect of Change in Accounting
  Principle                         42,084    32,197   131,191    93,130
Income taxes                        15,884    12,960    47,693    36,045
                                    ------   -------   -------    ------
Income Before Cumulative Effect of
  Change in Accounting Principle    26,200    19,237    83,498    57,085
Cumulative Effect of Change in
  Accounting Principle - accounting
  for postemployment benefits (4)        -         -    (7,197)        -
                                  --------  --------  --------  --------

                        Consolidated Statement of Income (cont'd)
                                   (Unaudited)

                               3 Months Ended     9 Months Ended
                                September 30,        September 30,
In thousands, except per
except per share data (1)             1994     1993        1994    1993
Consolidated Net Income             26,200    19,237    76,301    57,085
Dividends on preferred stock           297       297       890       890
                                  --------  --------  --------  --------
Income Applicable to Common Stock  $25,903   $18,940   $75,411   $56,195
                                   =======   =======   =======   =======

Dividends on common stock          $14,818   $13,378   $44,448   $40,127
Average common shares outstanding   73,248    67,720     72,356   67,296
Earnings Per Common Share
 Primary:
  Income before cumulative effect of
    change in accounting principle    $.35      $.28     $ 1.14     $.84
  Cumulative effect of change in
    accounting principle                 -         -       (.10)       -
                                  --------  --------   --------  -------
  Net Earnings Per Common Share       $.35      $.28     $ 1.04     $.84
 Fully Diluted:
  Income before cumulative effect of
    change in accounting principle    $.35      $.28      $1.14     $.83
  Cumulative effect of change in
    accounting principle                 -         -       (.10)       -
                                  --------  --------   --------  -------
  Net Earnings Per Common Share       $.35      $.28      $1.04     $.83
                                  ========  ========   ========  =======

                  Consolidated Statement of Income (cont'd.)

   (1) Share and per share data have been adjusted to reflect a 2-for-1 common stock split distributed in April 1994 in the form of a 100 percent stock dividend.

   (2) In July 1994, Rochester Tel Mobile Communications (RTMC) and NYNEX Mobile Communications combined cellular interests and formed a 50/50 joint venture to operate a cellular network in upstate New York. Financial results for the joint venture have been reported on the equity method of accounting, reflecting
   Rochester Tel's proportionate share of the joint venture's earnings in the "Other income and expense" section. Previously, RTMC's revenues and expenses had been consolidated. (See Supplemental Wireless Operating Data schedule for additional information.)

   (3) In May 1994, the Company sold its Minot Telephone
    Company property in North Dakota which resulted in a pre-tax gain of $12.9 million.

   (4) On January 1, 1994, the Company adopted Financial Accounting Standards Board Statement No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits." The Company recognized the obligation for postemployment benefits through a cumulative effect charge to net income of $7.2 million, net of taxes. The adoption of FAS 112 is not expected to significantly impact future operating expense or the Company's cash flow.

   See accompanying Notes to Consolidated Financial Statements.

                               ROCHESTER TELEPHONE CORPORATION
                          Business Segment Information (Unaudited)
                                  3 Months Ended               9 Months Ended
                                  September 30,                September 30,
In thousands of dollars          1994         1993            1994        1993
Telephone Operations (1)
Revenues
Local service               $    60,407  $    60,962    $  180,159   $  173,405
Network access service           54,993       55,658       172,061      164,235
Long distance network service     6,193        4,866        18,679       18,390
Directory advertising, billing
  services, and other            29,823       27,849        89,040       88,217
Less:  Uncollectibles             1,267        1,572         3,886        3,607
                              ---------     --------      --------     --------
     Total Revenues         $   150,149  $   147,763   $   456,053   $  440,640
                             ==========  ===========   ===========   ==========
Operating Income            $    45,688  $    39,447   $   134,959   $  119,859
                             ==========  ===========   ===========   ==========
Depreciation                $    25,326  $    24,976        76,237   $   73,878
                             ==========  ===========   ===========   ==========
Construction Expenditures   $    15,749  $    22,692   $    41,746   $   65,082
                             ==========  ===========   ===========   ==========
Identifiable Assets (2)     $ 1,535,982  $ 1,394,788   $ 1,535,982   $1,394,788
                             ==========  ===========    ==========   =========

                             ROCHESTER TELEPHONE CORPORATION
                         Business Segment Information (Unaudited)
                                     (cont'd.)

Telecommunication Services

Sales

Network Systems and Services:
                                  3 months Ended            9 Months Ended
                                   September 30,             September 30,
                                 1994         1993         1994         1993

  Non-Affiliate               $ 90,195     $ 74,796      $257,620    $ 202,988
  Affiliate                      2,703          744         6,162        2,709
Wireless Communications (3)      1,791        7,920        22,686       20,333
Eliminations                    (1,732)        (717)       (5,775)      (2,343)
                            ----------    ----------   ----------  -----------
      Total Sales             $ 92,957      $82,743      $280,693    $ 223,687
                           ===========   ===========  ===========  ===========
Operating Income

Network Systems and Services  $  9,611   $     7,682  $    26,639   $   19,620
Wireless Communications (3)       (404)        1,225        1,356        2,151
Eliminations                        19            19           56           56
                            ----------    ----------   ----------  -----------
  Total Operating Income      $  9,226   $     8,926  $    28,051   $   21,827
                           ===========   ===========  ===========  ===========
Depreciation                  $  3,148   $     3,968  $    11,840   $   11,877
                           ===========   ===========  ===========  ===========
Construction Expenditures     $  4,070   $     3,426  $    22,295   $    7,747
                           ===========   ===========  ===========  ===========
Identifiable Assets (2)      $ 287,716   $   265,089  $   287,716   $  265,089
                           ===========   ===========  ===========  ===========

(1) In May 1994, the Company sold its Minot Telephone Company property in North Dakota.

(2) Includes assets eliminated in consolidation of $191,805, in 1994 and $155,24 in 1993.

(3) In July 1994, Rochester Tel Mobile Communications (RTMC) and NYNEX Mobile Communications combined cellular interests and formed a 50/50 joint venture to operate a cellular network in upstate New York. Financial results for the joint venture have been reported on the equity method of accounting, reflecting Rochester Tel's proportionate share of the joint venture's earnings in the "Other income and expense" section. Previously, RTMC's revenues and expenses had been consolidated. (See Supplemental Wireless Operating Data schedule for additional information.)

See accompanying Notes to Consolidated Financial Statements.

                    ROCHESTER TELEPHONE CORPORATION
                      Consolidated Balance Sheet
                                           September 30     December 31,
                                               1994            1993
                                           (Unaudited)
          In thousands of dollars
          ASSETS
          Current Assets
          Cash and cash equivalents           $  196,963      $   31,284
          Short-term investments                   9,057             349
          Accounts receivable                    171,386         157,320
          Material and supplies                    9,173          11,208
          Prepayments and other                   19,582          21,583
                                              ----------      ----------
            Total Current Assets                 406,161         221,744
                                              ----------      ----------
          Property, Plant and Equipment
          Telephone plant in service           1,540,975       1,561,032
          Telephone plant under
          constuction                             33,242          33,048
                                              ----------      ----------
                                               1,574,217       1,594,080
          Less-Accumulated depreciation          681,713         652,578
                                              ----------      ----------
            Net Telephone Plant                  892,504         941,502
          Telecommunication property             166,126         153,954
          Less-Accumulated depreciation           73,305          68,265
                                              ----------      ----------
            Net Telecommunication Property        92,821          85,689
                                              ----------      ----------
          Goodwill                               143,355         166,283
                                              ----------      ----------
          Deferred and Other Assets               97,052          94,983
                                              ==========      ==========
              Total Assets                    $1,631,893      $1,510,201

                    Consolidated Balance Sheet (cont'd.)

          LIABILITIES AND SHAREOWNERS' EQUITY
          Current Liabilities
          Accounts payable                    $  131,770      $  147,152

          Notes payable                              106             303

          Advance billings                         9,830          12,572
          Dividends payable                       14,866          14,058
          Long-term debt due within one
          year                                     3,498           3,962
          Taxes accrued                           10,289          14,729
          Interest accrued                        12,481          13,583
                                             -----------     -----------
               Total Current Liabilities         182,840         206,359
                                             -----------     -----------
          Long-Term Debt                         490,023         492,555
                                             -----------     -----------
          Deferred Income Taxes                  116,175         116,967
                                             -----------     -----------
          Deferred Benefits                       32,885          16,121
                                             -----------     -----------
          Minority Interests                         104           3,100
                                             -----------     -----------
          Shareowners Equity
          Common stock                            73,160          34,025
          Capital in excess of par value         264,077         201,591
          Retained earnings                      449,852         418,889
                                             -----------     -----------
                                                 787,089         654,505
          Less-Treasury stock, at cost                 -           2,191
                                             -----------     -----------
               Common Shareowners Equity         787,089         652,314
          Preferred stock                         22,777          22,785
                                             -----------     -----------
               Total Shareowners Equity          809,866         675,099
                                             -----------     -----------
                 Total Liabilities and        $1,631,893      $1,510,201
                 Shareowners' Equity          ==========      ==========

See accompanying Notes to Consolidated Financial Statements.

                  ROCHESTER TELEPHONE CORORATION
               Consolidated Statement of Cash Flows
                          (Unaudited)

                                                         9 Months Ended
                                                          September 30,
In thousands of dollars                                   1994      1993
Cash Flows from Operating Activities
Income before cumulative effect of change in
  accounting principle                                  $83,498  $ 57,085
Cumulative effect of change in accounting principle      (7,197)        -
                                                     ----------  --------
Net Income                                               76,301    57,085
                                                     ----------  --------
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Depreciation and amortization                         102,862   100,137
  Gain on sale of assets                                (12,933)   (4,108)
  Equity earnings from unconsolidated cellular           (2,206)     (799)
     interests
  Cumulative effect of change in accounting              11,072         -
     principle
  Minority interests                                        365       155
  Changes in operating assets and liabilities,
     exclusive of impacts of purchase acquisitions:
  (Increase) in accounts receivable                     (13,490)  (13,390)
   Decrease in material and supplies                      1,336     1,908
   Decrease in prepayments and other current assets       3,530     3,662
   (Increase) in deferred and other assets              (13,129)   (1,547)
   (Decrease) in accounts payable                       (11,155)   (2,354)
   (Decrease) in advance billings                        (2,735)   (1,780)
   (Decrease) in accrued interest and taxes              (7,574)   (1,053)
    Increase in deferred benefits                         5,526    10,885
    Increase/(decrease) in deferred income taxes         (3,124)    2,025
                                                        --------  -------
       Total Adjustments                                 58,345    93,741
                                                        --------  -------
    Net Cash Provided by Operating Activities           134,646   150,826
                                                        -------   -------

                      ROCHESTER TELEPHONE CORPORATION
                    Consolidated Statement of Cash Flows
                             (cont'd.) (Unaudited)
                                                        9 Months Ended
                                                         September 30,
                                                          1994     1993
Cash Flows from Investing Activities
Expenditures for property, plant and equipment, net    (62,412)  (68,386)
(Increase)/decrease in short-term investments           (8,708)      229
Investment in cellular                                    (438)     (684)
Investment in nonaffiliated entities                         -    (5,088)
Proceeds from asset sales                                    -     2,751
Cash disposed of in sale of company                          -      (321)
Proceeds from sale of company                           55,689         -
Purchase of company                                     (3,011)   (7,377)
Cash acquired in purchase acquisitions                       -       264
Change in accounting method of wireless                    744         -
                                                     ---------   -------
    Net Cash (Used in) Investing Activities            (18,136)  (78,612)
                                                     ---------   --------
Cash Flows from Financing Activities
Increase/(decrease) in notes payable                      (197)    3,194
Proceeds from long-term debt                               135    35,234
Repayments of long-term debt                           (12,244) (117,733)
Dividends paid                                         (44,529)  (40,803)
Issuance/(purchases) of treasury stock                   2,302    (7,739)
Redemptions of preferred stock                              (8)       (8)
Issuance of common stock                               103,710         -
Net Cash Provided by (Used in) Financing Activities     49,169  (127,855)
                                                      ---------  --------
Net Increase (Decrease) in Cash and Cash               165,679   (55,641)
    Equivalents
Cash and Cash Equivalents at Beginning of Period        31,284    69,347
                                                     ----------  --------
Cash and Cash Equivalents at End of Period            $196,963  $ 13,706
                                                     ==========  ========

See accompanying Notes to Consolidated Financial Statements.

                 ROCHESTER TELEPHONE CORPORATION
               Supplemental Wireless Operating Data
                           (Unaudited)

  In accordance with generally accepted accounting principles (GAAP), revenues, expenses, and operating income in the Consolidated Statement of Income and Business Segment Information reflect results of Wireless Operations for only the affiliates in which the Company has an ownership interest of greater than 50%. The formation of Upstate Cellular Network
(UCN), a 50/50 joint venture with NYNEX Corporation, in July 1994, caused the Company to adopt the equity method of accounting for the financial results of the UCN cellular interests, reflecting only its proportionate share of earnings in the Other income and expense section on the Consolidated Statement of Income. Consequently, the Consolidated Statement of Income and Business Segment Information, beginning with third quarter 1994 results, no longer reflect the revenues, expenses and operating income of the Company's New York State wireless properties.

  In order to provide more complete information about the Company's involvement in Wireless Communications, the following tables set forth unaudited, supplemental financial data for this business segment. These tables reflect both a full 100% consolidation and a proportionate share consolidation of entities in which the Company has a significant ownership interest and acts as managing partner. This presentation differs from the consolidation methodology used to prepare the Company's principal financial statements in accordance with GAAP. The proportionate results presented reflect the Company's ownership percentage of cellular interests consolidated for financial reporting purposes and the Company's ownership percentage of its significant unconsolidated cellular interests (which are accounted for on the equity method for financial reporting purposes).

                          Total Properties Managed      Rochester Tel
                          Assuming 100% Ownership    Proportionate Share (1)
                                  3 Months Ended       3 Months Ended
                                   September 30,        September 30,
Dollars in thousands                1994      1993       1994      1993

Net Revenues - Wireless         $21,265      $9,820    $8,884    $7,240
                                -------    --------  --------  --------
Operating Expenses               11,581       5,621     4,775     3,984
Cost of Goods Sold                2,664       1,216     1,193       961
Depreciation                      2,367         966       939       570
Taxes Other Than Income Taxes       809         344       320       281
                                -------    --------  --------  --------
 Total Costs & Expenses          17,421       8,147     7,227     5,796
                                -------    --------  --------  --------
Operating Income - Wireless     $ 3,844      $1,673    $1,657    $1,444
                                =======     =======    ======   =======

                        Total Properties Managed         Rochester Tel
                        Assuming 100% Ownership       Proportionate Share (1)
                                   9 Months Ended         9 Months Ended
                                    September 30,          September 30,
Dollars in thousands              1994          1993       1994     1993

Net Revenues - Wireless         $44,526       $25,909    $26,390   $18,736
                               --------     ---------  ---------  --------
Operating Expenses               25,414        16,239     14,943    11,227
Cost of Goods Sold                6,360         3,471      4,164     2,717
Depreciation                      4,561         2,768      2,377     1,592
Taxes Other Than Income Taxes     1,629         1,005        940       777
                               --------     ---------  ---------  --------
 Total Costs & Expenses          37,964        23,483     22,424    16,313
                               --------     ---------  ---------  --------
Operating Income - Wireless     $ 6,562       $ 2,426    $ 3,966   $ 2,423
                               ========     =========  =========  ========
Number of Subscribers           129,149        53,260     53,546    40,838
Total Pops                    4,198,000     2,042,400  1,710,625 1,302,165
                              =========    ==========  ========= =========

(1) At September 30, 1994, the Company's proportionate ownership interests in the various partnerships it manages were: 50% of UCN (which includes 100% of Buffalo, 100% of Utica-Rome, 85% of Rochester, 55% of Syracuse, 40% of NY RSA #1, and 100% of Pageco), 70% of Alabama RSA #4 and #6, and 22.5% of NY RSA #3. At September 30, 1993, the Company's proportionate ownership interests were: 85% of Rochester, 70% of Utica-Rome, 100% of Pageco, 50% of Alabama RSA #4 and $6, and 22.5% of NY RSA #3.

             ROCHESTER TELEPHONE CORPORATION
        Notes to Consolidated Financial Statements
                      (Unaudited)

     Note 1: Consolidation

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

       The provision for income taxes consists of the following (in thousands):

                    3 Months Ended         9 Months Ended
                     September 30,           September 30,
                    1994      1993           1994     1993
     Federal:
       Current    $14,972  $10,337        $45,390   $29,941
       Deferred      (667)     881         (2,730)    1,749
                   ------- -------        --------  -------
                   14,305   11,218         42,660    31,690

     State:
      Current       1,670    1,732          5,427     4,079
      Deferred        (91)      10           (394)      276
                  -------  -------        -------    -------
                    1,579    1,742          5,033     4,355

       Total      $15,884  $12,960        $47,693   $36,045
                  =======  =======        =======   =======

       Deferred income taxes have not been provided by Telephone Operations for flow-through of temporary differences where the regulatory agencies permit only taxes actually paid to be recognized. At September 30, 1994, the cumulative balance of tax reductions not previously offset by provisions for deferred federal income taxes amounted to $43 million.

                 ROCHESTER TELEPHONE CORPORATION
         Notes to Consolidated Financial Statements
                         (Unaudited)

     Similarly, the cumulative balances of tax reductions not previously offset by provisions for deferred state income taxes amounted to $20 million at September 30, 1994. Consistent with the provisions of Financial Accounting Standards Board Statement No. 109 (FAS 109), "Accounting for Income Taxes", a deferred tax liability and a long-term deferred asset have been recorded to reflect the impact applicable to these cumulative reductions and the future revenue to be recovered when these taxes become payable.

     Note 3: Cash Flows

          For purposes of the Statement of Cash Flows, the Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          Actual interest paid was $33.7 million and $38.9 million for the nine month periods ended September 30, 1994, and September 30, 1993, respectively. In addition, actual income taxes paid were $57.4 million for the nine months ended September 30, 1994, and $33.4 million for the nine months ended September 30, 1993.

     Note 4: Stock Split

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

     Note 5: Stock Offering

          In February of 1994, the Company sold 5.4 million shares of its common stock at $42 per share in a public offering. As part of the offering, 2,549,000 new primary shares were issued and sold directly by the Company and 2,885,000 shares were sold by C FON Corporation, a wholly-owned subsidiary of Centel Corporation, which is a wholly-owned subsidiary of Sprint Corporation. All share and per share data referred to in this Note are prior to the 2-for-1 stock split in April of 1994.

               ROCHESTER TELEPHONE CORPORATION
           Notes to Consolidated Financial Statements
                        (Unaudited)

          The net proceeds from the primary shares sold during the offering, subject to approval by the NYSPSC, may be used for general corporate purposes, including expansion of the Company's lines of business.

    Note 6: Earnings Per Share

          Average common shares outstanding include amounts for common stock equivalents resulting from stock options outstanding at September 30, 1994 and September 30, 1993.

          Primary earnings per common share amounts are calculated by dividing Income Applicable to Common
     Stock by the weighted average common shares and common share equivalents outstanding, as applicable, during each period. Earnings per share on a fully diluted basis are computed as set forth in Exhibit 11.

     Note 7: Stock Option Plans

          In 1992 the Company implemented a Directors Stock
     Option Plan and an Executive Stock Option Plan
     ("Plans"). Under the original Plans, which were approved by shareowners in 1990, the Company was authorized to issue a maximum of 400,000 shares of common stock over a ten-year period.

          At the April 1994 Annual Meeting, shareowners approved amendments to the Plans which increased the total number of option shares to 1,500,000. The amendments also provided for an automatic adjustment in the number of shares that may be issued as a result of a stock split. Consequently, since the stock was split (see Note 4) subsequent to the 1994 Annual Meeting, there are currently 3,000,000 option shares available for issuance.

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

                  ROCHESTER TELEPHONE CORPORATION
             Notes to Consolidated Financial Statements
                         (Unaudited)

          Information with respect to options under the above Plans follows:

                                       Option Price
                              Shares     Per Share       Aggregate
                              ------   ------------      ---------
     Outstanding at
     June 30, 1994           744,157                    $14,939,126

     Third Quarter Activity:
     Granted                       -               -              -
     Exercised                (7,494)   $15.750-$19.063    (137,011)
     Cancelled               (31,806)   $15.750-$22.688    (632,256)
                            ---------                     ----------
     Outstanding at
     September 30, 1994      704,857                    $14,169,859
                            =========                   ============

       ROCHESTER TELEPHONE CORPORATION
   Notes to Consolidated Financial Statements
               (Unaudited)

  At September 30, 1994, 84,949 shares were exercisable and 2,280,468 shares were available for future grant. Shares and option price per share were adjusted for the 2-for-1 split in April, 1994.

Note 8:  Postemployment Benefits

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

  The Company adopted the provisions of FAS 112 effective
January 1, 1994. The Company recognized the obligation for postemployment benefits through a cumulative effect charge to net income of $7.2 million, net of taxes of $3.9 million. The adoption of FAS 112 is not expected to significantly impact future operating expense of the Company's cash flow.

Note 9:  Divestitures

  On May 16, 1994, the Company completed the sale of Minot Telephone Company in Minot, North Dakota to a subsidiary of the Souris River Telecommunications
Cooperative. Minot Telephone was the Company's only holding in North Dakota and the Company had reassessed its prospects for expansion in North Dakota. The sale of Minot Telephone Company resulted in a $9.5 million after-tax gain, or $.13 per share.

Note 10: Commitments and Contingencies

  It is anticipated that the Company will expend approximately $86 million for additions to property, plant, and equipment during 1994. In connection with this capital program, the Company has made certain commitments for the purchase of material and equipment.

       ROCHESTER TELEPHONE CORPORATION
    Notes to Consolidated Financial Statements
                (Unaudited)

  The NYSPSC issued an Order on July 6, 1993 which imposed a royalty on Rochester Tel in the amount of two percent of the total capitalization of Rochester's unregulated operations. Based upon an initial interpretation of the Commission's Opinion and Order, Rochester estimates that its effect is in the range of $2.0 million per year. The Company vigorously disagrees with the Commission's determination and has sought judicial review of the Commission's Opinion and Order. The Company's Open Market Plan, discussed in the following two paragraphs, resolves the royalty issue for the period of the Plan. See also Other Items in Management's Discussion and Analysis of Financial
Condition and Results of Operations in Part I, Item 2 and Other Information - Legal Proceedings in Part II,
Item 1.

  At its public meeting on October 13, 1994, the New
York State Public Service Commission unanimously approved the Company's Open Market Plan and Corporate
Restructuring ("Plan"). The Commission's written Order is expected in early November 1994. This landmark decision will result in opening up the Rochester, New
York local exchange market to competition and simultaneously allow Rochester Tel to form a holding company. Pending approval of Rochester Tel's shareowners scheduled in December 1994, this Plan will become effective on January 1, 1995.

  For the period of the Plan, the operating telephone company in Rochester, New York will no longer be regulated by the monopoly standard of rate-of-return regulation, but instead by pure price cap regulation.
The local market for telephone service in Rochester will be opened up to full competition. Over the course of the next seven years, rate reductions of $21 million will be implemented for Rochester area consumers. In addition, a total of $17 million will be credited to the depreciation reserve. See also
Other Items in Management's Discussion and Analysis of
Financial Condition and Results of Operations in Part
I, Item 2 and Other Information - Legal Proceedings in
Part II, Item 1.

       ROCHESTER TELEPHONE CORPORATION
    Notes to Consolidated Financial Statements
                (Unaudited)


  In July 1994, the Company definitively agreed to purchase the Minnesota Cellular Telephone Company
("MSCTC") in a tax-deferred stock-for-stock transaction. MSCTC is the non-wireline cellular provider of service in Minnesota RSA #10 which is south of Minneapolis. Regulatory approvals are pending. The acquisition will be accounted for as a pooling of interests and is expected to be completed in the first quarter of 1995.

  On October 9, 1994, the Company signed a Letter of
Intent to acquire WCT Communications, Inc., an interexchange carrier based in Santa Barbara, California that operates long distance and telemanagement businesses in California and other western states. WCT's interexchange operations, which generated $103 million of revenues in its fiscal year ended June 30, 1994, will be merged into Rochester
Tel's Long Distance operation, RCI Long Distance.  The
October 9, 1994, Letter of Intent provided that the
Company would make a cash tender offer for all of the stock of WCT for $7.32 in cash for each share of WCT, of which approximately $.27 per share was to be placed in escrow. On October 13, 1994, the parties agreed to amend the Letter of Intent to eliminate the escrow, and, as a result, adjusted the amount to be paid to $7.10 per share. On November 8, 1994, the parties reached a definitive agreement on the terms of the Company's acquisition of WCT. Under the definitive agreement, all shareowners will receive $6.50 per share pursuant to a cash merger, with the exception of Richard Frockt, WCT's chairman and 24 percent shareholder, who has separately agreed to sell his shares to Rochester Tel for $6.00 per share in cash immediately prior to the merger. Mr. Frockt and Christopher Edgecomb, WCT's Executive Vice President and 7 percent shareholder, have agreed to vote their shares in favor of the merger. The total cash consideration to be paid by Rochester Tel for all the outstanding shares of WCT will be approximately $96 million. The transaction will be accounted for as a purchase acquisition and is subject to necessary regulatory approvals. The expected closing date for the acquisition is in the first quarter of 1995.

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

OVERVIEW
- --------
  Consolidated net income for the three months ended
September 30, 1994 was $26.2 million, an increase of $7.0 million, or 36.2 percent, over the comparable period in 1993. Consolidated operating income for the third quarter of 1994 rose 13.5 percent to $54.9 million when compared to the same period in 1993. The increase in operating income was led by continuing momentum in the Company's Long Distance operation and strong results in telephone operations. With respect to each of the Company's two primary business segments, operating income from Telephone Operations increased $6.2 million, or 15.8 percent, while operating income from Telecommunication Services rose
$.3 million, or 3.4 percent. The operating results for Telecommunication Services were negatively impacted by a change in accounting for wireless operations related to the formation of a 50/50 joint venture for cellular operations in New York State.

  Primary earnings per average common share were $.35 in the third quarter of 1994, a 25 percent increase over the same period in 1993. Average common shares outstanding rose 8.2 percent to 73.2 million shares mainly due to additional shares issued in an equity offering that was completed in February 1994 (see Note
5 in Notes to Consolidated Financial Statements set forth in Part I, Item 1). All share and per share data have been adjusted to reflect a 2-for-1 common stock split effected in the form of a 100 percent stock dividend in April 1994 (see Note 4 in Notes to
Consolidated Financial Statements set forth in Part I,
Item 1).

  In the third quarter of 1993, certain one-time events occurred which had a significant impact on the comparability of the financial results. These events were a $3.3 million software write-off, a $1.2 million retroactive adjustment for the increase in the statutory federal income tax rate, and a $1.0 million after-tax gain on the sale of a telephone subsidiary in Kansas. Adjusting for these items, earnings per share increased from $.315 to $.35, or 11.1 percent in the three months ended September 30, 1994 over the same quarter in 1993.

  In July 1994, the Company and NYNEX Corporation combined certain cellular interests and formed a 50/50 joint venture to operate a cellular network in upstate
New York. Financial results of the joint venture have been reported by the Company on the equity method of accounting, reflecting Rochester Tel's proportionate share of the joint venture's earnings in the "Other income and expense" section on the Consolidated
Statement of Income. Previously, the revenues and expenses of the Company's wireless operations in New
York had been consolidated.


FINANCIAL REVIEW

Revenues and Sales
- ------------------
  Total revenues and sales for the third quarter of 1994 were $243.1 million, an increase of $12.6 million, or 5.5 percent, over 1993. Sales from Telecommunication Services for the three months in 1994 rose $10.2 million, or 12.3 percent, over the comparable period in 1993. Strong growth in Long
Distance revenues resulted in an increase of $16.9 million, or 24.2 percent, for this business unit.
This increase is due to strong demand for consumer services and the impact of the Mid Atlantic Telecom, Inc. acquisition in September 1993. Wireless
Communications revenues decreased $6.1 million, or
77.4 percent, in the third quarter due to the change in accounting for the 50/50 joint venture which was formed in July 1994 with NYNEX Corporation. The
Company's proportionate share of wireless revenues, however, increased $1.6 million, or 22.7 percent, in the three months ended September 30, 1994. (See
Supplemental Wireless Operating Data schedule.)

  Revenues from Telephone Operations for the three
months ended September 30, 1994 increased $2.4
million, or 1.6 percent, over 1993.  The Rochester
operating company's revenues increased 3.8 percent in
the quarter due to higher switched access and feature
revenue, increased usage, and higher billing services
revenues.   This increase was partially offset by
lower revenues at the Company's regional telephone operations, which were affected by lost revenues associated with the sale of its Minot Telephone subsidiary in North Dakota in May 1994. Normalizing for the sale of Minot, total Telephone Operations revenues rose approximately $5.7 million, or 3.9 percent.

Costs and Expenses
- ------------------
  Total costs and expenses increased $6.1 million, or
3.3 percent in the three months ended September 30, 1994 when compared with the same period in 1993.
Operating expenses increased $11.1 million, or 8.4 percent, during the period primarily due to higher access charges which have increased in line with sales. This increase was offset in part by lower expenses at the Rochester operating telephone company related to workforce reduction programs initiated early in 1994, the disposition of telephone subsidiaries, and the change in accounting for Wireless associated with the formation of the New York
State joint venture. The expenses in the third quarter of 1993 included a one-time, $3.3 million software write-off. Taxes other than income taxes decreased $.9 million as a result of lower property taxes and various operating tax refunds.

Operating Income
- ----------------
  Operating income from Telephone Operations increased
$6.2 million, or 15.8 percent, in the third quarter of 1994 when compared to the corresponding quarter in 1993. At the Rochester operating company, operating income rose 43.9 percent due to higher revenues and lower expenses (which were favorably impacted by the $3.3 million software write-off in 1993). Operating income for the regional telephone companies was flat in the third quarter of 1994 when compared to 1993 due to the sale of Minot Telephone, which accounted for $1.1 million in operating earnings in the third quarter of 1993. Operating margins for the third quarter of 1993 for the Rochester operating company and the regional telephone companies were 27.7 percent and 33.6 percent, respectively. In the third quarter of 1993, the Rochester operating company margin was
24.4 percent (excluding the one-time software write-off) and the margin for the regional telephone companies was 33.3 percent.

  Operating income from Telecommunication Services increased $.3 million, or 3.4 percent in the third quarter of 1994 over 1993. A 20.3 percent increase in operating income for Long Distance was offset by a decrease in operating income for Wireless
Communications due to the change in accounting for the New York State joint venture. The operating margins for Long Distance in the three month periods ended
September 30, 1994 and 1993 were 10.0 percent and 10.3 percent, respectively.

Interest Expense
- ----------------
  Interest expense decreased $1.0 million, or 8.7 percent, in the three month period ended September 30, 1994 when compared with the same period in 1993. This decrease is the result of less long-term debt outstanding related to the recall of debt in 1993 and early 1994.

Gain on Sale of Assets
- ----------------------
  In September 1993, the Company sold its S&A
Telephone subsidiary in Kansas, resulting in a pre-tax gain of $1.0 million.

Equity Earnings (Loss) From Unconsolidated Wireless Interests
- -------------------------------------------------------------
  The Company's proportionate share of earnings from its wireless partnerships in which it has a 50 percent or less ownership interest increased $1.9 million in the third quarter of 1994 over 1993. This increase is a result of a change in accounting related to the formation of a 50/50 joint venture in July 1994 between Rochester Tel and NYNEX Corporation which combined certain of the companies' interests in order to operate a cellular network in upstate New York.
Beginning in the third quarter of 1994, financial results for the joint venture have been reported on the equity method of accounting, reflecting Rochester
Tel's proportionate share of the joint venture's earnings. Previously, Rochester Tel's revenues and expenses associated with its Rochester and Utica-Rome cellular partnerships in New York had been consolidated.

Other Income (Expense), Net
- ---------------------------
  Other income (expense), net improved $1.4 million in the three month period ended September 30, 1994 due to increased interest income resulting from more cash available to invest and higher interest rates. The increase in cash available was due, in part, to the equity offering and the sale of Minot Telephone.

Income Taxes
- ------------
  Consolidated income taxes increased $2.9 million, or
22.6 percent, in the third quarter of 1994 over the same period in 1993. This increase is primarily due to higher income, partially offset by a $1.2 million retroactive federal income tax increase recorded in the third quarter of 1993. The effective income tax rate was 37.7 percent for the three months ended
September 30, 1994, as compared with 40.3 percent for the comparable three months in 1993.


NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

OVERVIEW
- --------
  Consolidated net income for the nine months ended
September 30, 1994 was $76.3 million, an increase of $19.2 million, or 33.7 percent, over the comparable period in 1993. Results for 1994 include a $7.2 million cumulative effect charge related to a change in accounting principle and a $9.5 million after-tax gain from the sale of a telephone subsidiary in North
Dakota. Consolidated operating income rose $21.3 million, or 15.1 percent, during the same nine month period. The growth in operating income is largely due to favorable results in the Company's core telephone operations business and rapid growth in the Long
Distance operation.  Operating income from Telephone
Operations amounted to $135.0 million for the nine month period in 1994, an increase of $15.1 million, or
12.6 percent, over 1993. Telecommunication Services operating income rose $6.2 million to $28.1 million, an increase of 28.5 percent.

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

  Primary earnings per average common share, before the cumulative effect of a change in accounting principle, were $1.14 for the first nine months of 1994. This represents an increase of $.30 per share, or 35.7 percent, over the comparable period in 1993.
The adoption of FAS 112 negatively impacted primary earnings by $.10 per share in 1994. After the impact of the change in accounting principle, primary earnings per average common share were $1.04 for the nine month period ended September 30, 1994, representing an increase of 23.8 percent over 1993.
Average common shares outstanding for the nine months in 1994 were 72.4 million, an increase of 5.1 million over 1993. The increase in average common shares is the result of the Company's equity offering that was completed in February of 1994 (see Note 5 in Notes to
Consolidated Financial Statements set forth in Part I,
Item 1).  All share and per share data have been
adjusted to reflect a 2-for-1 common stock split effected in the form of a 100 percent stock dividend in April 1994 (see Note 4 in Notes to Consolidated
Financial Statements set forth in Part I, Item 1).

FINANCIAL REVIEW
- ----------------

Revenues and Sales
- ------------------
  Total revenues and sales for the nine months ended
September 30, 1994 were $736.7 million, an increase of $72.4 million, or 10.9 percent, over the corresponding period in 1993. Telecommunication Services sales rose
$57.0 million, or 25.5 percent, totaling $280.7 million for the first nine months in 1994. The growth in Telecommunication Services was due to increasing sales in Long Distance operations. The success in Long Distance is the result of sales of services to additional customers, greater usage, growth in consumer services, price increases and the impact of the acquisitions of Budget Call Long Distance, Inc. in
June 1993 and Mid Atlantic Telecom, Inc. in September
1993.

  Revenues from Telephone Operations were $456.1 million in the first nine months of 1994, an increase of $15.4 million, or 3.5 percent, over 1993.
Increases in local service revenues and network access services were the primary factors for this growth.
Network access revenues rose $7.8 million, or

4.8 percent during the first nine months in 1994 as a result of higher usage and increased toll service rates. Local service revenues increased $6.8 million, or 3.9 percent, over 1993 due to rate increases in Minnesota and Iowa, access line growth and higher feature revenue. Telephone Operations revenues were reduced by $4.5 million in 1994 over 1993 as a result of the sale of Minot Telephone in May of 1994 and S&A Telephone in September of 1993.

Costs and Expenses
- ------------------
  Total consolidated costs and expenses increased
$51.1 million, or 9.8 percent, during the first nine months of 1994 when compared to the same period in 1993. This increase was primarily due to higher operating expenses in the Company's Long Distance operations, resulting from higher access charges which have increased in line with sales, and from increased marketing and selling expenses. Costs and expenses for Telephone Operations remained virtually flat in 1994 over 1993 due to cost savings from work force reductions realized in 1994 and a $3.3 million software write-off taken in 1993. Operating expenses at the Rochester operating company decreased 1.9 percent excluding the software write-off taken in 1993. Total costs and expenses were reduced by $3.4 million in 1994 over 1993 from the sale of the Minot
Telephone and S&A Telephone subsidiaries.

Operating Income
- ----------------
  Operating income from Telephone Operations was $135.0 million for the nine month period ended
September 30, 1994, an increase of $15.1 million, or
12.6 percent, over 1993. This increase was attributable to positive results at both the Rochester operating company and the regional telephone operations. Operating margins for the first nine months in 1994 for the Rochester operating company and regional telephone operations were 25.2 percent and
34.2 percent, respectively. In comparison, the Rochester operating company's margin in 1993 was 23.6 percent (excluding the one-time software write-off) and the regional telephone's margin was 32.4 percent.

  Operating income from Telecommunication Services for the first nine months of 1994 was $28.1 million, an increase of $6.2 million, or 28.5 percent, over 1993.
The Company's Long Distance operations drove this positive change, accounting for $5.0 million of the increase. The operating margin for Long Distance was
9.9 percent for 1994, compared with 10.3 percent in 1993. In addition, the Company's business systems operation, Rotelcom, improved its operating results in 1994 over 1993. The change in accounting for the upstate New York cellular joint venture with NYNEX resulted in a $.8 million decrease in operating income for Wireless Communications in 1994 versus 1993.

Interest Expense
- ----------------
  Interest expense for the nine month period ended
September 30, 1994 decreased $3.2 million, or 8.9 percent, over 1993. This decrease is attributable to a lower amount of long-term debt outstanding related to the recall of certain issues of debt during 1993 and 1994.

Gain on Sale of Subsidiaries
- ----------------------------
  In May 1994, the Company sold its Minot Telephone property in North Dakota, resulting in a pre-tax gain of $12.9 million. In September 1993, the Company sold its S&A Telephone subsidiary in Kansas for a pre-tax gain of $1.0 million.

Equity Earnings (Loss) From Unconsolidated Wireless Interests
- -------------------------------------------------------------
  Equity earnings from the Company's interests in Wireless partnerships for the first nine months of 1994 were $2.2 million, an increase of $1.4 million from the prior year. This increase was the result of a change in accounting related to the formation of a 50/50 joint venture in July 1994 between Rochester Tel and NYNEX Corporation which combined certain of the companies' interests in order to operate a cellular network in upstate New York. Financial results for the joint venture have been reported on the equity method of accounting, reflecting Rochester Tel's proportionate share of the joint venture's earnings.
Previously, Rochester Tel's revenues and expenses associated with its Rochester and Utica-Rome cellular partnerships in New York had been consolidated.

Income Taxes
- ------------
  Consolidated income taxes increased $11.6 million, or 32.3 percent, in the nine month period ended
September 30, 1994. Taxes associated with the sale of Minot Telephone in May 1994 accounted for $3.4 million of the increase. The remainder of the increase was due to higher income. The effective income tax rates for the first nine months of 1994 and 1993 were 36.4 percent and 38.7 percent, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents
- -------------------------
  At September 30, 1994, the Company had $197.0
million in cash and cash equivalents compared to $31.3
million at December 31, 1993, an increase of $165.7 million. This increase is primarily due to the Company's equity offering in February 1994 (see Note 5 in Notes to Consolidated Financial Statements set forth in Part I, Item 1) and the proceeds from the sale of the Minot Telephone property in May 1994 (see
Note 9 in Notes to Consolidated Financial Statements set forth in Part I, Item 1). See Consolidated Cash
Statement of Cash Flows for additional information.

Debt
- ----
  At September 30, 1994, the Company's total debt, including notes payable, amounted to $493.6 million, a decrease of $3.2 million from December 31, 1993. This decrease is the result of the early retirement of debt in the first quarter of 1994 and the normal paydown of debt during the year, offset in part by debt at the Company's wireless subsidiary in Alabama.

Debt Ratio and Interest Coverage
- --------------------------------
  The Company's debt ratio (total debt as a percent of total capitalization) was 37.9 percent at September
30, 1994 as compared to 42.4 percent at December 31, 1993. This change is primarily due to the common stock issuance in February 1994. Pre-tax interest coverage before the cumulative effect of a change in accounting principle was 5.0 times for the first nine months of 1994, as compared with 3.6 times for the first nine months of 1993.

Capital Spending
- ----------------
  The Company plans to spend a total of approximately
$86 million on capital expenditures in 1994. Of this total, approximately $60 million will be used for Telephone Operations and approximately $26 million will be spent on Telecommunication Services. The
Company has a number of financing options available to fund its capital spending program, including the use of internally generated funds and the issuance of additional debt or equity.

Dividends
- ---------
  On September 19, 1994, the Board of Directors declared the third quarter 1994 regular dividend of
20.25 cents per share on the Company's common stock, payable November 1, 1994, to shareowners of record on October 14, 1994.

OTHER ITEMS

Acquisitions / Dispositions
- ---------------------------
  In July 1994, the Company definitively agreed to purchase the Minnesota Cellular Telephone Company
("MSCTC") in a tax-deferred stock-for-stock transaction. MSCTC is the non-wireline cellular provider of service in Minnesota RSA #10 which is south of Minneapolis. Regulatory approvals are pending. The acquisition will be accounted for as a pooling of interests and is expected to be completed in the first quarter of 1995.

  In September 1994, the Company announced its intent to sell Ontonagan County Telephone Company and its subsidiary, Midway Telephone, both located in Michigan's Upper Peninsula, to Mid-South
Telecommunications, headquartered in Houston, Texas.
The pending sale is the result of the Company's plans to expand in areas other than Michigan's Upper
Peninsula. The sale is expected to be completed in the first half of 1995, pending regulatory approvals.

  On October 9, 1994, the Company signed a Letter of
Intent to acquire WCT Communications, Inc., an interexchange carrier based in Santa Barbara, California that operates long distance and telemanagement businesses in California and other western states. WCT's interexchange operations, which generated $102 million of revenues in its fiscal year ended June 30, 1994, will be merged into Rochester
Tel's Long Distance operation, RCI Long Distance.  The
October 9, 1994, Letter of Intent provided that the
Company would make a cash tender offer for all of the stock of WCT for $7.32 in cash for each share of WCT, of which approximately $.27 per share was to be placed in escrow. On October 13, 1994, the parties agreed to amend the Letter of Intent to eliminate the escrow, and, as a result, adjusted the amount to be paid to $7.10 per share. On November 8, 1994, the parties reached a definitive agreement on the terms of the Company's acquisition of WCT. Under the definitive agreement, all shareowners will receive $6.50 per share pursuant to a cash merger, with the exception of Richard Frockt, WCT's chairman and 24 percent shareholder, who has separately agreed to sell his shares to Rochester Tel for $6.00 per share in cash immediately prior to the merger. Mr. Frockt and Christopher Edgecomb, WCT's Executive Vice President and 7 percent shareholder, have agreed to vote their shares in favor of the merger. The total cash consideration to be paid by Rochester Tel for all the outstanding shares of WCT will be approximately $96 million. The transaction will be accounted for as a purchase acquisition and is subject to necessary regulatory approvals. The expected closing date for the acquisition is in the first quarter of 1995.


Open Market Plan
- ----------------
A.  Background and Overview
    -----------------------
  At its public meeting on October 13, 1994, the New
York State Public Service Commission ("PSC") unanimously approved the Company's Open Market Plan and Corporate Restructuring ("Open Market Plan"), with a number of clarifications to be discussed in its written Order expected in early November 1994. This landmark decision will result in opening up the Rochester, New York local exchange market ("Rochester
Market") to competition and simultaneously allow
Rochester Tel to form a holding company. Pending approval by Rochester Tel's shareowners scheduled for December 1994, this Open Market Plan will become effective on January 1, 1995 ("Effective Date").

  Rochester Tel initiated the Open Market Plan in a
February 1993 petition ("Petition"). After a year and a half of negotiations and regulatory process, a joint stipulation agreement was signed by the Company and the PSC Staff in May 1994 ("Open Market Plan
Agreement"). Public hearings were held in Rochester in mid-August and on September 22, 1994, the Administrative Law Judge issued a report recommending that the PSC approve the Open Market Plan without change. The Open Market Plan was also endorsed by the New York State Department of Economic Development, the
Communications Workers of America, Time Warner, the
New York State Telephone Association, and the Public
Utility Law Project.

  For the period of the Open Market Plan, the operating telephone company in Rochester, New York will no longer be regulated by the monopoly standard of rate-of-return regulation, but instead by pure price cap regulation. The local market for telephone service in Rochester will be opened up to full competition. Over the course of the next seven years, rate reductions of $21 million will be implemented for Rochester area consumers. In addition, a total of $17 million will be credited to the depreciation reserve.

  In addition, two new companies will be formed from the operating assets of the existing Rochester operating telephone company. One company ("R-Com") will be a competitive telecommunications company which will provide an array of services on a retail basis in the Rochester marketplace. This company will have the flexibility to price and introduce services as necessary to compete. The second company ("R-Net") will be a network company which will be regulated and will provide services to the new competitive subsidiary company and all other telecommunications providers on an equal basis. The network company will also continue to provide services to individual retail customers. This configuration has been established to better meet the current and emerging competition in the marketplace.

  The Company will also reorganize into a holding company structure. Under this approach, the Company will become a new unregulated holding company for the consolidated organization. This structure will provide financing flexibility to continue acquisition and diversification efforts necessary for the long-term growth of the business.

B.   The Open Market Plan Agreement
     ------------------------------
          Restructuring of the Company
          ----------------------------
  The Open Market Plan Agreement provides that the Company will be reorganized into an unregulated parent holding company, which will directly or indirectly own all of the stock of:

  1. R-Net, a regulated telephone and network transport corporation to be formed immediately prior to the Effective Date, which will offer retail services to existing customers as well as sell and market wholesale network services and other services to retailers of telecommunication services in the Rochester Market;

  2. R-Com, a corporation to be formed immediately prior to the Effective Date, which will be a lightly regulated retail provider of telecommunication services to residential and business customers located, initially, in the Rochester Market;

  3. Distributed Solutions, Inc., an existing unregulated subsidiary of the Company, which will provide computer, billing and other information processing services to the Company's affiliates and to third parties ("DSI"); and

  4. the Company's other existing subsidiaries, including those that provide local exchange services outside the Rochester
Market as well as telecommunication equipment and services in the Rochester Market and other markets.

  The resulting holding company will be organized as a New York business corporation whose businesses outside of New York State will not be subject to PSC regulation. The holding company will be entitled, among other actions, to issue securities and effect acquisitions or enter new lines of business without obtaining the approval of the PSC, subject to certain exceptions. As a result, the Company should be able to respond more quickly to customer needs and new opportunities. As a provider of local exchange services in the Rochester Market, R-Net will be subject to regulation by the PSC. As described below, the Open Market Plan Agreement provides the basis for PSC regulation of R-Net's service offerings, R-Net's rates, transactions between R-Net and its affiliates and R-Net's relationship with other carriers. Similarly, AuSable Valley Telephone Company, Inc., Highland Telephone Company, Seneca-Gorham Telephone Corporation and
Sylvan Lake Telephone Company, Inc., the Company's other subsidiaries which currently provide local exchange services in New York State (the"Other NY Telcos"), are also subject to PSC regulation. Unlike R-Net and the Other NY Telcos, however, R-Com will be lightly regulated as a local service resale operator in the same manner as similarly situated providers. Neither the rates charged by R-Com nor its rate of return will be regulated, although R-Com will be required to file tariffs containing its rates with the PSC. In addition, local service resale operators are subject to certain PSC billing and collection rules, although to a lesser extent than facilities-based providers of local exchange services.

  The Company expects that the businesses to be transferred by it pursuant to the Open Market Plan to R-Net and R-Com, its wholly-owned subsidiaries, will represent approximately 28% and 4%, respectively, of the Company's consolidated revenues as of the Effective Date, and 37% and less than 1%, respectively, of the Company's consolidated operating assets as of such date. DSI's revenues and operating assets represent less than 1% of the Company's consolidated revenues and consolidated operating assets.

  Service Offerings by R-Net
  --------------------------
  R-Net will use the "Rochester Telephone" name and, subject to the ongoing authority of the PSC, provide the retail service offerings in the Rochester Market currently provided by the Company with the exception of the services that are now considered to be competitive by the PSC. These competitive services, consisting principally of Centrex, private line service and voice mail, will be provided by R-Com. In addition, to the extent reasonable and upon request, R-Net will unbundle and offer the services or network elements available from its network facilities, on a tariff basis, for wholesale purchase by R-Com, by other carriers certified by the PSC to offer telephone service or by other bona fide service providers. R-Net will continue (1) to provide retail services until such services are considered competitive by the PSC, at which time they may be transferred to R-Com, and
(2) to offer White and Yellow pages directories for the Rochester Market.

  Service Offerings by R-Com
  --------------------------
  R-Com will provide integrated communications services by means of buying network access from R-Net or other carriers and packaging these services with R-Com's own and others' product lines such as voice mail, data services, long distance and wireless.
Initially, however, R-Com's customer base will be only those customers for the retail services transferred to R-Com on the Effective Date, consisting principally of Centrex, private line services and voice mail.
Customers purchasing any services other than those transferred to R-Com initially will be served by R-Net.

  Thereafter, R-Com and the other providers may compete for customers from R-Net's customer base through direct marketing efforts. R-Com may compete for new customers or for R-Net's customers by reselling services purchased from R-Net or from another vendor or by selling services provided through R-Com's own facilities. In the future, R-Com will receive R-Net's customer base with respect to other services that are deemed to be competitive by the PSC and are transferred to R-Com, or are developed by R-Com. While R-Com's services will initially be limited to customers in the Rochester Market, the Company anticipates that R-Com may eventually offer its services outside the Rochester Market.

  Rate Stabilization Plan
  -----------------------
  The Open Market Plan Agreement provides for a total of $21 million in rate reductions for R-Net (the "Rate
Stabilization Plan") over a seven year period beginning January 1, 1995, subject to termination by either the Company or the PSC after five years (the
"Rate Period"). The Rate Stabilization Plan also precludes R-Net from increasing basic residential and business telephone service rates during the Rate
Period. In consideration of the rate reductions, the Rate Stabilization Plan subjects R-Net's local exchange services to price-cap regulation rather than incentive earnings regulation to which the Company's local exchange services in the Rochester Market are currently subject. While the Rate Stabilization Plan requires R-Net to reduce its rates during the Rate
Period, the Company cannot predict the effect of the Rate Stabilization Plan on the Company's results of operations because such effect is also dependent on the extent of usage of R-Net's network and on R-Net's costs. The rates provided in the Rate Stabilization
Plan were designed to permit R-Net to recover its costs and to earn a reasonable rate of return, calculated using the methodology utilized by the PSC to set the rate of return earned by providers of local exchange services in New York State. There is no assurance, however, that R-Net will recover its costs or earn a reasonable rate of return.

  During the Rate Period, depreciation of R-Net's assets will be increased by an aggregate of $17 million. R-Net can decide when to increase the depreciation provided that, by the end of the first year, the amount shall be at least $5 million and, by the end of the fifth year, the cumulative amount shall be at least $15 million.

  Termination of the Rate Stabilization Plan
  ------------------------------------------
  Although the Rate Stabilization Plan is scheduled to expire on December 31, 2001, it may be terminated by either R-Net or the PSC upon the filing of a rate proceeding seeking permanent or temporary rates to be effective on January 1, 2000. Even if the Rate
Stabilization Plan is terminated, however, the other terms of the Open Market Plan Agreement will remain in effect unless specifically modified by the PSC, except that the PSC may not modify any of the provisions relating to the restructuring of the Company into an unregulated holding company.

  Royalty Dispute
  ---------------
  The Open Market Plan Agreement addresses issues arising out of the PSC order issued on July 6, 1993
(the "Royalty Order") imposing an annual royalty on the Company in the amount of 2% of the total capitalization of the Company's unregulated operations. The PSC justified its decision in the Royalty Order on, among other reasons, the benefit to the Company's unregulated operations from their use of the Rochester Telephone name and reputation. Under the Open Market Plan Agreement, the PSC will not impute a royalty on either the Company or R-Net during the Rate
Period or for any prior period, subject to limited exceptions. Upon the termination of the Rate Period, however, the PSC may impute a royalty for the period beginning on the termination date, subject to the outcome of any litigation regarding the royalty. The
Company can continue to pursue the litigation it instituted to challenge the Royalty Order. The Company has filed a motion with the New York State Court of Appeals seeking leave to appeal a decision of the Appellate Division of the New York State Supreme Court which ruled that the Royalty Order was valid.

  Restrictions on Affiliate Transactions
  --------------------------------------
  The Open Market Plan Agreement provides that any transaction between R-Net and the Company, or between R-Net and any of its affiliates, will be conducted at arm's length. Transactions between R-Net and its affiliates are generally limited to tariffed purchases and sales subject to certain exceptions.

  R-Net's Relationship with Other Carriers
  ----------------------------------------
  The Open Market Plan Agreement contains certain provisions to ensure that similarly situated third party carriers can use R-Net's network on a nondiscriminatory basis. All competing providers of local exchange services will have the same access to R-Net's network functionalities, services and data bases, upon the same terms and conditions as R-Net provides such functionalities and data bases to any affiliate or other entity. Moreover, R-Net is precluded from providing a competitive information advantage to any affiliate, including R-Com.

  Upon implementation of the Open Market Plan, customers' current telephone numbers will remain the same, no matter which telephone reseller is chosen. If a customer changes network carriers, however, the customer's telephone number will be retained only at the election of the competing carrier.


C.   Uncertainties Under the Open Market Plan
     ----------------------------------------
  There is no assurance that the Open Market Plan will be advantageous to shareowners. In forming its belief that, overall, the Open Market Plan is in the best interests of the Company and its shareowners, the Board of Directors considered the possible effects of the Open Market Plan described below.

  1. Increased Competition in Rochester Market. The
Open Market Plan is designed to remove barriers to and may hasten local telephone competition in the Rochester Market because the terms of the Open Market
Plan Agreement provide for (a) the full
interconnection of competing local networks, including reciprocal compensation for terminating traffic, (b) equal access to network databases, (c) access to local telephone numbers and (d) telephone number portability. Indeed, Time Warner Communications and other potential competitors of the Company have already announced an intention to provide basic local exchange services in the Rochester Market. The inherent risk associated with opening the Rochester
Market to competition is that some customers will purchase services from competitors, which would reduce the number of customers of the Company and potentially cause a decrease in the Company's revenues and profitability. The Company believes, however, that usage of its network following implementation of the Open Market Plan will increase, thereby offsetting, to some extent, the loss of revenues from end-user customers. Increased competition may also result in price decreases which are not offset by cost reductions. The Company believes, however, that R-Net and R-Com will be able to compete profitably in the Rochester Market following implementation of the Open
Market Plan, especially because (1) the Open Market
Plan will enable the Company to broaden the scope and quality of its competitive offerings and (2) price-cap regulation will not require R-Net to rebate earnings achieved through operating efficiencies that previously would have been shared with customers.
Moreover, the Company believes that local exchange services in the Rochester Market are already subject to competition from alternative transmission media which provide access services to long distance companies. The Company believes that this trend will continue whether or not the Open Market Plan is implemented. Accordingly, the Company believes that the Open Market Plan allows it to anticipate the inevitable erosion of its market share in local exchange services on terms that the Company believes will be in the best interests of its customers, employees and shareowners.

  2. Risks of Rate Stabilization Plan. While the price-
cap regulation incorporated in the Open Market Plan
Agreement will provide certain benefits to the
Company, the terms of the Open Market Plan Agreement
will pose certain economic risks to the Company. The
Rate Stabilization Plan incorporated in the Open
Market Plan Agreement provides for a total of $21
million in rate reductions for R-Net over the Rate
Period. During the Rate Period, the rates charged by R-Net
for basic residential and business telephone
service may not be increased for any reason.
Accordingly, R-Net's rate of return may be less than
the return permitted in current rate proceedings by
the PSC to other providers of local exchange services
in New York State. While the Rate Stabilization Plan
requires R-Net to reduce its rates during the Rate
Period, the Company cannot predict the effect of the
Rate Stabilization Plan on the Company's results of
operations because such effect is also dependent on
the extent of usage of R-Net's network and on R-Net's
costs. The rates provided in the Rate Stabilization
Plan were designed to permit R-Net to recover its
costs and to earn a reasonable rate of return,
calculated using the methodology utilized by the PSC
to set the rate of return earned by providers of local
exchange services in New York State.   There is no
assurance, however, that R-Net will recover its costs or earn a reasonable rate of return.

  3. Restraints on the Company's Control of R-Net,
Including Dividend Restrictions. Although R-Net will be a wholly-owned subsidiary of the Company, the Company's ability to control the management and operations of R-Net will be restricted by various provisions of the Open Market Plan Agreement, including requirements that:

     (a) the members of the board of directors of R-Net will consist of a majority of persons who are neither officers or employees of R-Net nor directors, officers or employees of the Company or any of its affiliates ("Outside Directors"), whose nomination, following the initial selection of directors by the Company, will be the responsibility of a committee of Outside Directors;

     (b)  only one of R-Net's directors may
simultaneously serve as a director, officer or employee of the Company or any of its affiliates other than R-Net;

     (c) the members of the audit committee of the board of directors of R-Net will all be Outside
Directors;

     (d) the annual compensation (including cash, bonuses and options to purchase the Company's stock) of officers and employees of R-Net will be based solely on the service quality and profitability of R-Net;

     (e) the officers and senior management employees of R-Net, together with certain of their family members, may not own in the aggregate in excess of 10% of the outstanding shares of the Company's stock, including ownership through stock options and R-Net's savings plan;

     (f) the person holding the position of legal counsel to R-Net will be responsible for the provision of legal services to R-Net only; and

     (g)  transactions between R-Net and its
affiliates will be subject to pricing and other restrictions under the Open Market Plan Agreement.

  In addition, the Open Market Plan Agreement also contains the following financial covenants which are intended to ensure that R-Net will not lack the financial strength to provide quality service:

     (a) dividends will not be paid by R-Net to the Company if (i) R-Net's senior debt has been downgraded to "BBB" by Standard & Poor's ("S&P") or the equivalent rating by other rating agencies or is placed on credit watch for such a downgrade or (ii) a service quality penalty is imposed under the Open
Market Plan Agreement;

     (b)  dividends also will not be paid unless R-
Net's directors certify that such dividends will neither impair R-Net's service quality nor its ability to finance its short and long term capital needs on reasonable terms while maintaining an S&P debt rating target of "A";

     (c) the assets of R-Net may only be pledged for the debt obligations of R-Net;

     (d)  R-Net will initially have at least $40
million of public long-term debt, which, at the election of the Company and subject to PSC approval, will either be (i) issued by R-Net within 90 days of the Effective Date, provided that the effective cost of such debt to customers shall not exceed 8% or (ii) issued by the Company prior to the Effective Date and assigned to R-Net as soon as practicable thereafter, provided, that, in either case, such debt will be rated at least "A" by S&P and at least "A2" by Moody's
Investor Services;

     (e) any initial intercompany debt owed by R-Net to the Company must consist of components such that, in the aggregate, the interest rate and maturity shall match the terms of the public debt issued by the Company prior to the Effective Date for the rendition of public service in the Company's pre-restructuring service territory;

     (f) the ratio of R-Net's long-term debt to total capital may not exceed 40.37% on the Effective Date;
and

     (g) R-Net will endeavor to maintain sufficient public debt to support continuation of separate debt ratings from three major rating agencies. While a majority of the members of the Board of Directors of R-Net will be Outside Directors, the approval of the Company, as the sole shareowner of R-Net, will be required under New York law in order for R-Net to make certain extraordinary transactions, amendments of the R-Net Certificate of Incorporation and certain amendments of the R-Net By-Laws. In addition, under the R-Net Certificate of Incorporation, approval of the Company, as the sole shareowner of R-Net, will also be required for (1) the adoption of any operating or capital budgets or financing plans or, to the extent not provided for in a budget or plan approved by the shareowners, the making or incurrence of any investments, capital expenditures, indebtedness or off-balance sheet liabilities, in each case in excess of $10 million in the aggregate in any fiscal year of R-Net,
(2) the execution of material contracts or (3) the appointment of R-Net officers.

  4. Holding Company Structure. Upon reorganization of the
Company to an unregulated parent holding company, the Company will not directly own any material assets other than its interest in the capital stock of its subsidiaries, including R-Net and R-Com. In addition, as described above, dividends from R-Net to the Company are subject to restrictions under the Open Market Plan Agreement.

  5. Potential Diversification Risk. On the Effective Date, the PSC will cease to regulate the Company's ability to finance or expand its businesses outside of New York State. The Company will therefore be able to make acquisitions and investments, enter into new lines of business and geographic areas, issue equity securities and incur long-term indebtedness without PSC approval, subject to certain exceptions. As a result, the Company will have greater flexibility to finance and expand its existing businesses. Thus, upon implementation of the Open
Market Plan, the Company may be able to pursue opportunities with both greater potential profits and greater business risk than it could currently pursue as a telephone company subject to the authority of the PSC. While the pursuit of such opportunities may conceivably result in increased volatility of the Company's securities, it may also result in potentially greater returns to the Company and its shareowners, although there is no assurance of greater returns.
There can be no assurance that any expansion of the Company's business will be successful or, if unsuccessful, that it will not have a direct or indirect adverse effect on the Company as a whole. It is the current intention of the Company to engage only in telecommunication related businesses.

  6. Royalty Dispute. While the PSC has agreed that no royalty will be imposed by the PSC against the Company or R-Net during the Rate Period or for any prior period, subject to limited exceptions, the PSC will not be precluded from seeking any royalties pursuant to the Royalty Order, as it may be modified as a result of judicial appeal, subsequent to the expiration of the Rate Period. The Company estimated the effect of the Royalty Order, if imposed in 1994, to be in the range of $2.0 million per year. Under the Open Market Plan Agreement, however, the Company is permitted to continue its litigation challenging the Royalty Order. The Company has filed a motion with the New York State Court of Appeals seeking leave to appeal a decision of the Appellate Division of the New
York State Supreme Court which held that the Royalty
Order was valid.

  7. Overlap of Retail Services. The Open Market Plan ultimately agreed to by the Staff, in contrast to the proposal initially filed by the Company in the Petition, will not completely divide the Company's telephone operations in the Rochester Market between a wholesale provider of local network services and a retail provider of diversified telecommunication services. Rather, upon implementation of the Open
Market Plan, R-Com will have the Company's existing customer base for only a limited number of competitive retail services consisting of Centrex and high capacity private lines and certain currently nonregulated services (e.g., customer premises equipment). R-Net, while offering wholesale services to R-Com and other telecommunication companies, will be required to provide on a retail basis those telecommunication services which the PSC does not yet deem competitive. To the extent R-Net provides certain services to the same retail customers who may be served by R-Com for other services, the Company will, in the aggregate, incur certain sales and service related expenses that are duplicated by both R-Net and R-Com. The Company expects, however, that as more services presently offered by R-Net become competitive, the PSC will approve the termination of the provision of those services by R-Net in favor of service by R-Com, which will result in a reduction in R-Net's retail related expenses. In addition, R-Com can compete for R-Net customers to the same extent as any other competitor.

  8. Compliance Costs. Under the Open Market Plan Agreement, R-Net and its affiliates will be obligated to furnish various periodic reports to the Staff and the PSC to demonstrate compliance with the terms of the Open Market
Plan Agreement, including terms designed to ensure the fairness of transactions between R-Net and its affiliates and the absence of discrimination of R-Net against non-affiliates. Although the Company is currently subject to PSC reporting requirements, the obligations under the Open Market Plan Agreement will represent an incremental cost to the Company, but the Company does not believe such costs will be material to the Company as a whole. These additional ongoing costs will, however, be offset to the extent the Company is no longer required to seek PSC approval for unregulated operations upon reorganization to a holding company structure.

  9. FCC Waivers/Transfers. Although approval by the Federal Communications Commission (the "FCC") is not required to effect the Open Market Plan, the Company has sought waivers from certain of the FCC's rules to permit greater flexibility with respect to R-Net's tariff and billing procedures. In addition, the Company intends to apply to the FCC for approval of the transfer of certain common carrier radio licenses from one of its subsidiaries to R-Net in connection with the Company's restructuring. Although the FCC may not act on these waivers and license transfers prior to the Effective Date, the failure to obtain these waivers and license transfers will not have a material adverse effect on R-Net nor the Company. The Company believes that the FCC will grant the requested waivers and approve the transfer of the radio licenses to R-Net.

Corporate Name Change
- ---------------------
  On October 18, 1994, the Company announced that it is changing its name to Frontier Corporation effective
January 1, 1995, pending shareowner approval scheduled for December 1994. The name change is intended to portray a more consistent image for the nationwide scope of the Company's vision of being the premier provider of integrated communications services.

  Under the Company's new identity system, the Company will be renamed Frontier Corporation (see previous section on Open Market Plan). The competitive company to be formed in the Rochester, New York market will be named Frontier Communications of Rochester, Inc. The network company in Rochester will retain the Rochester
Telephone name. Virtually all of the Company's other telephone and telecommunications properties will be changing their names to a Frontier branding system.
Organizationally, all of the companies will report into Frontier Corporation.

Regulatory Proceedings
- ----------------------
     In 1986, the Company and the NYSPSC entered into an agreement which allowed the Company to pursue certain acquisitions and investments without further
Commission approval. This agreement was amended in 1987, 1989 and 1991. The 1991 amendment preceded the acquisition of the Vista Telephone properties in Minnesota and Iowa from Centel Corporation. Certain portions of the amendment expired in June 1993, and at the request of the Company, the Commission extended the amendment to December 1993. The Company's Open
Market Plan and Corporate Restructuring ("Plan") approved by the Commission on October 13, 1994, will eliminate the necessity of this agreement. Until the holding company reorganization becomes effective, on January 1, 1995 after shareowner approval, it must continue to petition the Commission for approval of future acquisitions.

     In 1984, the NYSPSC initiated a proceeding to investigate whether or not the Company's unregulated subsidiaries should pay a royalty to the Rochester, New York operating company for alleged intangible benefits received from the use of the Rochester
Telephone name and reputation. The proceeding was reopened in 1990. In its Opinion and Order in Case
87-C-8959, issued July 6, 1993, the Commission, by a three-to-two vote, imposed a royalty in the amount of two percent of the total capitalization of Rochester
Tel's unregulated operations. Based upon an initial interpretation of the Order, Rochester Tel estimates that the effect of the Order is in the range of $2 million per year. The Company vigorously disagrees with the Commission's determination and has sought judicial review of the Commission's Opinion and Order.
See Part II, Item 1, Legal Proceedings, for more information. The Open Market Plan discussed in Part I above, approved by the NYSPSC on October 13, 1994, resolves the royalty issue for the period of the Plan.

Incentive Regulation
- --------------------
     In February 1994, the Commission approved an incentive regulation agreement which reduced the Rochester, New York operating company's revenue requirement by $5 million in 1993 and $9.5 million in 1994, plus interest. In 1994, 50 percent of the Rochester, New York operating company's earnings above the authorized return on equity are subject to sharing with ratepayers. However, under the Open Market Plan, the 1994 amounts will be credited to the Company's depreciation reserve. The authorized return is currently 10.9 percent. Also, if the Rochester, New
York operating company's service levels in 1994 drop below 1992 levels, the Company will be subject to a penalty of one-half of one percent of its local service and intraLATA toll revenues.

Part II - Other Information
- ---------------------------
Item 1 - Legal Proceedings

  On June 11, 1992, a group of corporate plaintiffs consisting of Cooper Industries, Inc., Keystone
Consolidated Industries, Inc., The Monarch Machine
Tool Company, Niagara Mohawk Corporation, and Overhead
Door Corporation commenced an action in the United
States District Court for the Northern District of New
York seeking contribution from Rotelcom Inc., a wholly-owned subsidiary of the registrant held through intervening subsidiaries ("Rotelcom"), and fourteen other corporate defendants for environmental "response costs" incurred by the plaintiffs pursuant to a decree entered into by plaintiffs with the United States
Environmental Protection Agency (the "EPA"). Two additional defendants were named earlier this year.
In addition to Rotelcom, the current defendants are:
Agway, Inc., BMC Industries, Inc.; Borg-Warner
Corporation;  Elf Atochem North America, Inc.; Mack
Trucks, Inc.; Motor Transportation Services, Inc.;
Pali Trinity Micro Corporation; The Raymond
Corporation;  Redding-Hunter, Inc.; Smith Corona
Corporation; Sola Basic Industries, Inc.; Wilson
Sporting Goods Company; Philip A. Rosen; Harvey M.
Rosen; City of Cortland; and New York State Electric &
Gas Corporation.

  The consent decree concerned the clean-up of an environmental Superfund site located in Cortland, New
York. It is alleged that the corporate defendants disposed of hazardous substances at the site and are therefore liable under the Comprehensive Environmental
Response, Compensation and Liability Act ("CERCLA").
The Company anticipates that a final Record of Decision ("ROD") will be issued by the EPA in March
1995 and will prescribe the remediation requirements for the site. The aggregate amount of remediation costs to be incurred by the plaintiffs will be based on the requirements of the ROD. The total cost of remediation at the site is uncertain, although estimates have recently ranged from $25 million and $100 million. There has been no allocation of liability as among or between the plaintiffs or defendants. The extent to which plaintiffs can recover any of these costs from the defendants, including Rotelcom, will be determined at a trial which is scheduled to begin in July 1995. The action is currently in discovery. Rotelcom has been vigorously defending this lawsuit. However, the Company is unable to predict the outcome at this time.

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

  The Company's Open Market Plan, which was approved by the NYSPSC on October 13, 1994 as discussed previously in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I, Item 2, resolves the royalty issue for the period of the Plan.

     Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits


11 -  Computation of Earnings per Share of Common
Stock on a Fully Diluted  Basis (Unaudited)

27 -  Financial Data Schedule

         (b) Reports on Form 8-K


  The Company filed six (6) Forms 8-K during the quarter ended September 30, 1994 and through the filing date of this Form 10-Q as follows:


                                           Financial
   SEC Filing Date         Item No.       Statements

     July 1, 1994            5                None

     July 14, 1994           5                None

     October 11, 1994        5                None

     October 13, 1994        5                None

     October 14, 1994        5                None

     October 15, 1994        5                None

                               SIGNATURES


    Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              ROCHESTER TELEPHONE CORPORATION
              ---------------------------------
                        (Registrant)






Dated: November 14, 1994     By /s/Louis L. Massaro
                                -----------------------------
                                   Louis L. Massaro
                                Corporate Vice President and Treasurer
                                (and Principal Financial Officer)

                           INDEX TO EXHIBITS


Exhibit
Number                Description



   11           Computation of Earnings          Filed herewith
                per Share of Common Stock
                on a Fully Diluted Basis
                (Unaudited)

   27           Financial Data Schedule          Filed herewith