Form 10-K/A
period 1993-12-31
ROCHESTER TELEPHONE CORP
filed 1994-11-18
CIK 84567

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                         COMMISSION FILE NUMBER 1-4166

                               ----------------

                        ROCHESTER TELEPHONE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

                NEW YORK                               16-0613330
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

180 SOUTH CLINTON AVENUE ROCHESTER, NEW                 14646-0700
                  YORK                                 (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

                                 (716) 777-7100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE ON
                  TITLE OF CLASS                          WHICH REGISTERED
                  --------------                      ------------------------
      Common Stock, par value $1.00 per share         New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

  THE REGISTRANT HEREBY AMENDS THE FOLLOWING ITEMS, FINANCIAL STATEMENTS, EXHIBITS OR OTHER PORTIONS OF ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993 (THE "FORM 10-K") AS SET FORTH BELOW:

ITEM 1. BUSINESS

  Item 1 is hereby amended and restated in its entirety as follows:

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

  Historically, Telephone Operations has provided the majority of the Company's revenues and income. However, an increasing percentage of Rochester Tel's revenues and income is being generated by the Company's long distance and wireless operations. In 1982, the Company made the strategic decision to enter the long distance business. It now provides long distance voice, video and data communication services throughout the United States with its major marketing and sales focus in New York State, New England, and the Mid-Atlantic and Midwest regions. The Company first began providing cellular communications services in the Rochester, New York metropolitan area in 1985. Today, it has ownership interests in wireless communications operations which serve over 4.3 million potential subscribers in five states.

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

  Certain financial data relating to the Company's business segments is presented under "Business Segment Information" in Exhibit 13 to this Form 10-K.

  On February 3, 1993, the Company filed a proposal with the New York State Public Service Commission (NYSPSC) to open its Rochester, New York local exchange market to competition. Adoption of the Company's plan would also result in the formation of a Holding Company that would own the various Rochester Tel companies. This filing is discussed in detail under the caption "Open Market Plan", at page 7, infra.

  Rochester Tel and NYNEX have agreed to form a joint venture, Upstate Partners, to manage and operate certain of their cellular properties located within New York State. This joint venture will serve a territory that includes approximately 4,543,000 potential customers and includes the cities of Buffalo, Syracuse, Rochester, Binghamton, Utica, Elmira and Watertown, New York. One of Rochester Tel's subsidiaries will serve as managing partner of Upstate Partners. This is described in more detail under the caption "Wireless Communications", at page 3, infra.

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

 General

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

 Long Distance Services

  The Company provides long distance services primarily through a subsidiary, RCI Long Distance, Inc. ("RCI"). RCI routes long distance traffic over its 100 percent digital state-of-the-art network and resells services obtained from other suppliers to route calls to areas where it does not have its own facilities. RCI currently owns and operates seven switching sites. These are located in Rochester, New York; New York City; Washington, D.C.; Philadelphia, Pennsylvania; Cleveland, Ohio; Burlington, Vermont; and Manchester, New Hampshire. RCI is installing a switch in Chicago, Illinois to handle its increased traffic volume in the Midwest. RCI's switched services include basic long distance or measured toll service which is accessible via "l + dialing", 800 services, a variety of long distance products targeted at specific consumer and business segments, and value-added services such as travel cards, prepaid cards and information services. In addition, RCI provides flexible billing services such as multi-location billing, customized accounting codes and electronic billing features.

  RCI currently focuses its marketing efforts in New York State, New England and the Mid-Atlantic and Midwest regions. In these regions, RCI markets its products through a direct sales force, direct marketing campaigns, sales agents, and affiliated local exchange carriers. The majority of RCI's revenues are derived from small to medium-sized business customers. RCI has introduced a number of programs designed to attract new long distance customers. For example, the "Budget Call" feature enables any telephone user to dial an access code and complete a call through RCI's long distance network. The cost of the call is invoiced by the customer's local telephone company. The rates for such calls are typically 10 percent lower than the rates charged by the major long distance carriers. Budget Call is currently available in five states. This program is anticipated to expand to as many as sixteen states by the end of 1994.

  As part of the Company's overall service integration strategy, RCI has significantly increased residential usage through its "Visions Long Distance" program (as described in "Telephone Operations--General" at page 6) where RCI's long distance services are marketed through Company-owned as well as non-affiliated local exchange service providers. Through the Visions Long Distance program, the Company has achieved penetrations in excess of 50 percent in several markets as a result of customer preference for unified billing and service. Because residential long distance calling volumes peak in the evenings, on weekends and on holidays, when commercial traffic tends to be lowest, expanding the residential business increases revenues with virtually no need to increase existing switching and transmission facilities.

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

  The long distance industry is dominated on a volume basis by the nation's three largest long distance providers, AT&T, MCI and Sprint, which generate an aggregate of approximately 86 percent of the nation's long distance revenue of approximately $59 billion. In each of its markets RCI competes with AT&T, MCI and Sprint, as well as with other national and regional long distance companies, for intercity communications transmission services such as 1+, dedicated access, 800 service and private line service. The primary bases for competition in the long distance business are pricing, product offering, and service. One element of service includes billing and customer information. RCI provides long distance services at prices below the three large carriers, but generally above smaller third-tier carriers. In addition to basic long distance and 800 services, and private line services, RCI products include prepaid calling card services and operator services. RCI's prepaid calling card product has many features, is a market leader and is designed to meet standard needs while at the same time offering enhanced audio-text services to users. Although RCI does not currently offer some of the enhanced voice or data services provided by the three large carriers (such as frame relay and ATM), it is able to meet the needs of its targeted general business and residential markets. The Company intends to compete aggressively in the long distance business.

 Wireless Communications

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

  On March 12, 1993, the Company and NYNEX signed a definitive agreement to form a joint venture, Upstate Partners, in upstate New York (the "Supersystem"). This agreement was amended in December 1993 to add additional properties to the joint venture. A Rochester Tel subsidiary will operate the 50/50 joint venture, and has already assumed certain operational responsibilities under an interim consulting contract. Under the joint venture agreement, Rochester Tel will contribute its cellular properties in Rochester, New York, its Utica-Rome Partnership interest, as well as its Rochester, New York area paging operations. NYNEX will contribute its cellular properties in Buffalo, Syracuse, its own minority interests in Utica-Rome and New York State RSA No. 1, as well as the Binghamton and Elmira MSAs. By combining marketing and service efforts and integrating networks, the Company and NYNEX will be able to provide seamless cellular service to a population of more than 4.5 million potential subscribers in upstate New York. This joint venture has been approved by the New York State Public Service Commission ("NYSPSC") and is subject to approval of the Federal Communications Commission (the "FCC") and the receipt of waivers by NYNEX from the U.S. District Court for the District of Columbia. The Company anticipates receipt of all required approvals by mid-1994.

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

                       CELLULAR PROPERTY OWNERSHIP TABLE

  The Company owned the following cellular properties as of December 31, 1993:

                               1993     CURRENT                       PENDING
                            ESTIMATED  OWNERSHIP  ADJUSTED  PROPOSED  ADJUSTED
MARKET                      POPULATION INTEREST  POPULATION INTEREST POPULATION
- ------                      ---------- --------- ---------- -------- ----------
NEW YORK
  Rochester*............... 1,012,000    85.0%     860,200    42.5%    430,100
  Orange-Poughkeepsie......   600,000    15.0%      90,000    15.0%     90,000
  Binghamtom**.............   305,000    24.0%      73,200    32.5%     99,125
  Utica-Rome*..............   313,000    70.0%     219,100    50.0%    156,500
  RSA #2**.................   231,000    12.5%      28,875    12.5%     28,875
  RSA #3*..................   477,000    22.5%     107,325    22.5%    107,325
  Buffalo**................ 1,180,000     0.0%           0    50.0%    590,000
  Syracuse**...............   665,000     0.0%           0    27.5%    182,875
  Elmira**.................    96,000     0.0%           0    50.0%     48,000
  RSA #1**.................   264,000     0.0%           0    20.0%     52,800
ALABAMA
  RSA #4...................   134,000    69.6%      93,264    69.6%     93,264
  RSA #6...................   118,000    69.6%      82,128    69.6%     82,128
GEORGIA
  RSA #3...................   202,000    25.0%      50,500    25.0%     50,500
ILLINOIS
  RSA #2...................   250,000     6.7%      16,750     6.7%     16,750
  RSA #3...................   199,000     6.4%      12,736     6.4%     12,736
IOWA
  Des Moines...............   411,000     4.0%      16,440     4.0%     16,440
TOTAL...................... 6,457,000            1,650,518           2,057,418
RTC Total.................. 4,252,000            1,650,518           2,057,418
Total Managed Including
 Supersystem............... 4,543,000            1,288,700           1,695,600

- --------
 * Company managed systems.
** Additional Company managed systems pending completion of the Supersystem in 1994.

  For each market listed above, the number in the "Adjusted Population" column represents an estimate of the Company's proportionate share of the number of potential cellular customers in such market as of December 31, 1993 and is calculated by multiplying the 1993 estimated population of such market by the Company's ownership interest in the cellular system serving that market as of such date. Similarly, the number in the "Pending Adjusted Population" column represents an estimate of the Company's proportionate share of the number of potential cellular customers in each such market as of December 31, 1993 assuming that the Supersystem were completed as of such date, and is calculated by multiplying the 1993 estimated population of such market by the Company's ownership interest in the cellular system serving that market, assuming completion of the Supersystem.

 Customer Premises Equipment

  Rotelcom Network Systems ("Rotelcom"), which was established in 1978, markets and services a wide range of telecommunications and data equipment for mid- to large-size business customers, and competes directly with other interconnect vendors that market telephone systems to businesses and other enterprises. Rotelcom's product line includes: private branch exchanges ("PBXs") from Siemens/ROLM and Northern Telecom; data communications equipment from leading manufacturers including Dowty and Newbridge; and videoconferencing equipment from PictureTel. Product lines purchased by Rotelcom from its two largest suppliers, Siemens/ROLM and Northern Telecom, account for more than a majority of its purchases from suppliers. The Company believes Rotelcom's relationships with its various suppliers is good. The majority of

Rotelcom's customers are in New York State. Rotelcom is also a partner in Anixter-Rotelcom, a telecommunication supply joint venture with Anixter Bros., Inc., which was established in 1986 to combine Anixter Bros.' experience in computer-assisted, just-in-time telecommunications inventory delivery systems with Rotelcom's interconnect (private telephone system) business and to provide just-in-time inventory control for the Company's regional telephone companies.

TELEPHONE OPERATIONS

 General

  Through its Telephone Operations, the Rochester, New York Operating Company and the 36 other local exchange companies serve, as of December 31, 1993, approximately 931,650 access lines in 14 states. The local exchange carriers provide local, toll access and resale services; sell, install and maintain customer premises equipment; and provide directory services. Since the beginning of 1988, the Company has invested over $560 million in upgrading its Telephone Operations business and over $480 million for the acquisition of independent telephone companies. Over this period, the Company installed advanced digital switching platforms throughout much of its switching network. The Company's network in Rochester, New York is over 99 percent digital, making Rochester one of the largest cities in the United States to be served by a virtually all-digital network. In aggregate, the 36 local exchange companies outside of Rochester, New York have over 91 percent digital capability. This is illustrated in the "Access Line Table" located below. The Company has also achieved substantial cost reductions through the elimination of duplicative services and procedures and the consolidation of administrative functions. As of December 31, 1993, Telephone Operations had 37 employees per ten thousand access lines. The Company has reduced the number of telephone employees per ten thousand access lines by over 20 percent since 1988. Rochester Tel believes that additional reductions in employee levels will be necessary to further improve the competitive position of its Telephone Operations. The Company intends to vigorously pursue additional gains in productivity through reengineering while simultaneously improving customer service.

                               ACCESS LINE TABLE

  The Table below sets forth certain information with respect to access lines as of December 31, 1993:

                                                          PERCENT OF TOTAL
                                                           COMPANY ACCESS
TELEPHONE PROPERTIES AT                           ACCESS      LINES AT      PERCENT
   DECEMBER 31, 1993                               LINES  DECEMBER 31, 1993 DIGITAL
- -----------------------                           ------- ----------------- -------
    Rochester, NY................................ 506,522        54.4%       99.9%
    Other NY Companies...........................  89,942         8.9%        100%
                                                  -------       -----        ----
      TOTAL NEW YORK............................. 589,464        63.3%        100%
    Alabama(1)...................................  26,809         2.9%        100%
    Georgia......................................  20,693         2.9%        100%
    Illinois(1)..................................  18,187         2.0%         96%
    Indiana......................................   4,506         0.5%        100%
    Iowa.........................................  50,582         5.4%         54%
    Michigan(1)..................................  25,635         2.8%         89%
    Minnesota....................................  96,680        10.4%         89%
    Mississippi..................................   5,064         0.5%        100%
    North Dakota.................................  26,292         2.8%        100%
    Pennsylvania.................................  33,197         3.6%        100%
    Wisconsin....................................  34,541         3.6%        100%
                                                  -------       -----        ----
      TOTAL OTHER STATES......................... 342,186        36.7%         91%
      CONSOLIDATED ACCESS LINES.................. 931,650       100.0%         96%
                                                  =======       =====        ====

- --------
(1) These companies also have properties in one or more other states (Florida, Iowa and Ohio).

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

  R-Com would be an unregulated frill service provider of a broad array of integrated telecommunication services, including local, long distance, cellular and, potentially, video and other value-added offerings. R-Com would also be able to package the network elements purchased from R-Net and other network providers with services such as flat rate service, measured rate service, Centrex and ISDN. The Company intends that R-Com would eventually offer products and services outside of the Rochester, New York market.

  The Open Market Plan must be approved by the NYSPSC. Negotiations among all interested parties begin in 1993, and determinative action by the NYSPSC is expected during the second half of 1994. The Company will aggressively pursue approval of the Open Market Plan but cannot predict whether or when it will be approved by the NYSPSC, and, if so, in what form.

REGULATORY MATTERS

  Each of Rochester Tel's local telephone service companies is regulated by the public utility regulatory agency of the state in which that company provides local telephone service. The respective states are listed on the Access Line Table on page 6. The telecommunication industry has become more competitive over time. This evolution has also resulted in a more fluid state regulatory framework. In general, state regulatory agencies exercise authority over the prices charged for the provision of local telephone service and intrastate long distance service, the quality of service provided, the issuance of securities, the construction of facilities and other matters. Each of the Company's long distance and wireless companies may be regulated to a limited extent by the public utility regulatory agency of the state in which each is providing service. The Company's long distance and wireless service providers are also subject to FCC jurisdiction.

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

  (d) Incentive Regulation. In January 1990, the NYSPSC approved an incentive regulation agreement for the Rochester, New York Operating Company. This agreement expired at the end of 1992, and the Company proposed a new incentive regulation agreement in January 1993. An interim settlement was approved by the NYSPSC in February 1994. The settlement reduces the Company's revenue requirement in

1993 by $5 million and by an additional $4.5 million in 1994. Each of these reductions is subject to adjustment for depreciation changes and the outcome in the Generic Financing Proceeding, which is discussed on page 10. The amount of allowable depreciation is the subject of a contested proceeding before the NYSPSC. Fifty percent of the Rochester, New York Operating Company's earnings in 1994 above the authorized return on equity of 10.9 percent (also subject to adjustment in the Generic Financing Proceeding which is described in more detail below) will be shared with ratepayers, with the specific form of the sharing to be determined by the NYSPSC as a part of the Open Market Plan deliberations. Customers of the Rochester, New York Operating Company will continue to receive service at a quality level no less than that enjoyed in 1992. In the event service deteriorates from this standard, the Rochester, New York Operating Company would be subject to a penalty of one-half of one percent of its local service revenues.

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

  (g) FAS 106. The Company adopted Financial Accounting Standards Board Statement 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." The estimated accumulated postretirement benefit obligation as of January 1, 1993 is $125 million. The Company elected to defer the recognition of the accrued Transition Benefit Obligation over a period of twenty years. Each state regulatory agency may treat these obligations differently in the rate-making process. On September 7, 1993, the NYSPSC issued its Statement of Policy and Order concerning postretirement benefit and pension accounting. Consistent with this NYSPSC policy the Rochester, New York Operating Company included the FAS 106 costs in its incentive regulation settlement agreement discussed on pages 8-9.

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

  (i) Open Market Plan. The Company filed a petition in February 1993 with the NYSPSC in which the Company requested approval to reorganize the corporation. This Open Market Plan is discussed in more detail on pages 7 and 8. A series of meetings have been held with the Staff of the NYSPSC and all intervening parties. Negotiations are in process to reach a stipulated settlement. Although the Company cannot predict whether a settlement is likely to occur, a Commission decision is expected in the second half of 1994.

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

  (m) Undergrounding Proceeding. The NYSPSC, in an order dated September 21, 1993, stated that the Company's New York local exchange service providers should, for the next five years, accrue funds for the purposes of "undergrounding" construction of distribution plant in "visually significant areas." Any unspent amounts are to be carried over to the next year until expensed. The amount of the accrual is determined in accordance with a NYSPSC approved formula. The Company currently estimates the total amount of the accrual to be approximately $408,000 for all of its New York local exchange companies. The Company has filed for reconsideration, but cannot predict the outcome at this time.

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

  (a) Local Exchange Networks. Prior to 1968, the telephone industry alone provided and maintained the telephones and lines of the public switched telecommunication network. In that year, an FCC order declared unlawful certain AT&T tariffs which prohibited customers from attaching their own equipment to the telephone network. However, the telephone equipment provided by telephone companies which remained in place on customers' premises remained regulated. By a subsequent FCC order, effective January 1, 1983, telephone companies were required to deregulate all new telephone equipment. Although Rochester Tel experiences different levels of network regulation throughout the geographic territory of its telephone properties, in general the Company is subject to numerous competitors in the provision of equipment and facilities used in connection with the local exchange network.

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

  Although competitive providers of local exchange basic service are not expected to be active for the forseeable future at the Company's smaller rural properties, local exchange basic service competition is occurring today in the Rochester, New York marketplace. For example, FiberNet, Inc. is an alternative local exchange service provider in Rochester. The Company is unaware of the exact revenues and market share of the local exchange market that FiberNet accounts for in the City of Rochester.

  On February 3, 1993, Rochester Tel filed a plan with the NYSPSC, to open the local telephone market in the Rochester, New York service area to competition. This plan will enable customers to choose their local telephone service company and have a broader selection of products, services and prices. It will also give the Company greater flexibility to broaden the scope and quality of its own competitive offerings. See the discussion on the Open Market Plan on pages 7-8 and Regulatory Matters on pages 8-10.

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

  (c) Wireless. The Company is the managing partner of Rochester Telephone Mobile Communications ("RTMC"), which is a partnership with ALLTEL Corporation. The partnership constructed and now operates a cellular system in all or a part of the five New York counties which comprise the Rochester, New York MSA which has a population of approximately 1.1 million potential subscribers. The Company has an 85% interest in the Rochester MSA and ALLTEL Corporation has a 15% interest. Cellular service in the Rochester MSA began on June 5, 1985, and RTMC currently operates and maintains 25 cell sites in the Rochester, New York MSA.

  RTMC is one of two competing cellular systems in the Rochester, New York MSA. The other cellular system is Genesee Telephone Company ("GTC") which does business as Cellular One. A proposed sale to Southwestern Bell of a controlling interest in GTC was announced earlier this year. In the cellular industry, competitive characteristics include the geographic coverage area, transmission clarity and the price of the service offerings. The Company believes that the transmission quality of the RTMC system is generally comparable to or better than the quality of the GTC system. The Company also competes through pricing packages which provide certain benefits to customers, including significantly reduced roaming rates throughout most of Upstate New York. In addition, the Company's strong geographical service coverage of virtually all of the Rochester area makes the Company a strong competitor. This coverage, which includes handheld level service in downtown Rochester and in most of its major commuting areas, is comparable or superior to the coverage of GTC. Because the Company does not have information regarding GTC's customer base, the Company is unable to calculate any specific assessment of its market share.

  In addition to RTMC, the Company has partnership interests in various other MSAs and RSAs (Rural Service Areas.) Please see the "Cellular Property Ownership Table" on page 5 for a breakdown of the Company's cellular ownership interests and the estimated population in each of the indicated cellular markets. Although in the future the Company may divest itself of selected cellular properties, the Company will continue to place a heavy emphasis on cellular service growth and expansion. To this end, the Company recently entered into a nonbinding letter of intent for the purchase of a partnership which owns the business and assets of a cellular provider in Minnesota. Please also see the discussion of Upstate Partners on page 4.

ENVIRONMENTAL AND OTHER MATTERS

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

  The International Brotherhood of Electrical Workers (IBEW) represents 155 employees at Highland, 16 employees at Sylvan Lake and 12 employees at AuSable Valley. Highland bargaining unit employees received a 3.85 percent increase in 1993. On May 25, 1993, Highland and the IBEW entered into a contract which expires February 13, 1997, and provides for an increase of 4% in September 1994, 4% in September 1995, and no increase thereafter until the contract is renegotiated. On September 29, 1992, Sylvia Lake and the IBEW entered into a three-year contract extension which provides for an increase of 3.0 percent in year one, 3.5 percent in year two, and 5.0 percent in year three of the contract. The current three-year contract between AuSable Valley and the IBEW granted bargaining unit employees an average wage increase of 3.6 percent effective May 1993, and also provides for an average 3.4 percent waste increase in the final year of the contract. That contract will expire May 10, 1995.

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

ITEM 3. LEGAL PROCEEDINGS

  Item 3 is hereby amended and restated in its entirety as follows:

  On June 11, 1992, a group of corporate plaintiffs consisting of Cooper Industries, Inc., Keystone Consolidated Industries, Inc., The Monarch Machine Tool Company, Niagara Mohawk Corporation, and Overhead Door Corporation commenced an action in the United States District Court for the Northern District of New York seeking contribution from Rotelcom Inc., a wholly-owned subsidiary of the registrant held through intervening subsidiaries ("Rotelcom"), and fourteen other corporate defendants seeking contribution for environmental "response costs" in the approximate amount of $1.5 million incurred by the plaintiffs, pursuant to a consent decree entered into by plaintiffs with the United States Environmental Protection Agency (the "EPA"). Two additional defendants were named earlier this year. In addition to Rotelcom, the current defendants are: Agway, Inc.; BMC Industries, Inc.; Borg-Warner Corporation; Elf Atochem North America, Inc.; Mack Trucks, Inc.; Motor Transportation Services, Inc.; Pall Trinity Micro Corporation; The Raymond Corporation; Redding-Hunter, Inc.; Smith Corona Corporation; Sola Basic Industries, Inc.; Wilson Sporting Goods Company; Phillip A. Rosen; Harvey M. Rosen; City of Cortland; and New York State Electric & Gas Corporation.

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

  In its Opinion and Order in Case 87-C-8959, issued July 6, 1993, the New York State Public Service Commission (NYSPSC), by a three-to-two vote, imposed a royalty upon the Company in the amount of two percent of the total capitalization of the Company's unregulated operations. The NYSPSC justified the royalty on two grounds; first, that ratepayers are entitled to protection from the potential for coast misallocations and increased risk that accompany diversification of the Company's basic telephone business; and second, that the Company's unregulated operations benefit from their use of the Rochester name and reputation. The NYSPSC rejected the Company's statutory and constitutional defenses and concluded that it possessed the authority under the Public Service Law to impose a royalty and that its imposition is not unconstitutional. Based upon an initial interpretation of the Order, the company estimates that its potential effect is in the range of two million dollars per year. The royalty, if implemented, would be an imputation against the Rochester, New York operating Company's revenue requirement form regulated intrastate operations. The NYSPSC ordered the Rochester, New York Operating Company to file, by August 5, 1993, and accounting plan to account for the royalty amount, together with a plan for returning such amount to ratepayers.

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

  The Regulatory Matters discussion in management's discussion of Business in
Part 1, Item 1, on pages 8 through 10 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  Item 6 is hereby amended and restated in its entirety as follows:

  The information required by this item should be read in conjunction with the consolidated financial statements and related notes included in Item 14 contained herein, and is as follows (in thousands, except per share data):

                             1993       1992        1991       1990       1989
                          ---------- ----------  ---------- ---------- ----------
Net Revenues and Sales..  $  906,450 $  804,049  $  713,559 $  612,994 $  590,345
Income from Continuing
 Operations (before Ex-
 traordinary Items).....  $   82,720 $   70,503  $   75,289 $   51,935 $   57,386
Consolidated Net Income.  $   82,720 $   69,431  $   79,046 $   51,935 $   83,944
Earnings per Common
 Share:
  Income before Extraor-
   dinary Items.........  $     2.42 $     2.08  $     2.31 $     1.71 $     1.94
  Extraordinary Items...  $      --  $     (.03) $      .12 $      --  $      .92
  Earnings per Common
   Share--Primary.......  $     2.42 $     2.05  $     2.43 $     1.71 $     2.86
Earnings per Common
 Share--Fully Diluted...  $     2.41 $     2.04  $     2.42 $     1.70 $     2.83
Cash Dividends Declared
 per Common Share.......  $     1.59 $     1.55  $     1.51 $     1.47 $     1.43
Total Assets............  $1,510,201 $1,513,897  $1,496,737 $1,198,858 $1,122,147
Long-Term Debt..........  $  492,555 $  525,597  $  591,232 $  363,020 $  354,302

ITEM 7. MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

  Item 7 is hereby amended and restated in its entirety as follows:

OVERVIEW

  Rochester Tel is pleased to report that 1993 was an excellent year for the company and its shareowners. The principal contributors to the company's positive results were outstanding performances by our long distance operations and the regional telephone companies outside of Rochester, New York.

  Consolidated operating income in 1993 reached the highest level in the company's history at $195 million, an increase of $19.8 million, or 11.3 percent, over 1992. Operating income for the Telecommunication

Services segment improved 32.8 percent over 1992, largely driven by results from the company's long distance operations. Operating Income for our Telephone Operations segment improved 8.1 percent. The regional telephone companies outside of Rochester, New York, improved their operating income by 22.7 percent, while the Rochester, New York operating company's operating income declined by 7.4 percent.

  By comparison, consolidated operating income in 1992 was $175.1 million, an increase of $26.8 million, or 18.0 percent, over 1991. Excluding the impact of our 1991 purchase accounting acquisitions, operating income improved $13.7 million, or 10.1 percent. Operating income for Telephone Operations improved
15.4 percent over 1991. Telecommunication Services' operating income rose 38.9 percent for the same period.

  Net income was $82.7 million in 1993, a 19.1 percent increase over 1992. Earnings per common share were $2.42 in 1993, an increase of 18 percent over 1992. In 1992, net income was $69.4 million and earnings per common share were $2.05, reflecting decreases of 12.2 percent and 15.6 percent, respectively, when compared to 1991.

  Effective January 1, 1993, the company adopted Financial Accounting Standards Board Statement No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," (OPEB) using the delayed recognition of the transition obligation method. The incremental expense included in 1993 operating income was $11.9 million. However, a substantial portion, 50.7 percent, of the increase was offset by a change in accounting for pensions for rate-making purposes at the Rochester, New York operating company. The impact of these two items on 1993 earnings, net of the income tax benefit, was $3.8 million. (See
Note 11 to the Consolidated Financial Statements.)

  See Note 12 to the Consolidated Financial Statements regarding the estimated impact of the adoption of Financial Accounting Standards Board Statement No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112). There are no other accounting standards applicable to the Company which would have a material effect on the Company upon adoption.

NONRECURRING ITEMS

  The financial results for the years 1991 through 1993 include the impact of five nonrecurring items:

    1. Tax Rate Change. The 1993 income tax provision includes the retroactive impact of the federal income tax rate increase from 34 to 35 percent. The overall impact of the tax rate change was approximately $2 million and includes approximately $400,000 attributable to years prior to 1993. (See Note 9 to the Consolidated Financial Statements.)

    2. Software Writeoff. As part of the Rochester, New York operating company's Settlement Agreement with the New York State Public Service Commission (the Commission) the company agreed to write off one-half of the costs ($3.3 million) previously deferred as part of a project to redesign customer account records, order flow and customer billing systems. The after-tax impact of the charge is $2.1 million. (See Note 4 to the Consolidated Financial Statements.)

    3. Sale of Assets/Investments. During the third quarter of 1993, the company sold its interest in the S&A Telephone Company of Kansas. In the fourth quarter, the company sold a substantial portion of its investment in a Canadian long distance company. The transactions resulted in pre-tax gains totaling $4.4 million, as reflected on the Consolidated Statement of Income under the caption "Gain on Sale of Assets".

    4. First Mortgage Bond Refinancing. On December 14, 1992, the Executive Committee of the Board of Directors approved the refinancing of the $40 million Series H, 9 1/2% first mortgage bonds. The company recorded an after-tax charge of $1.1 million, or $.03 per share, in 1992 relating to the call premium, the write-off of the remaining initial discount and associated expenses of the transaction. The bonds were retired during January 1993 using internally generated cash and the private placement of $35 million of debt at a telephone subsidiary.

    5. Gain on Sale of Cellular. During 1991, the company realized a gain from the transfer of cellular interests as part of the acquisition of the Vista Minnesota properties from Centel. The gain, net of taxes, was $19.5 million. Approximately $15.7 million of the gain was recorded as a net ordinary gain on the sale of assets. The balance of $3.8 million was recorded as an extraordinary gain because it related to cellular properties acquired in pooling transactions within two years of the transfer. The transfer of cellular properties did not represent any diminishment in the company's strategic plans for wireless services. The company held a minority interest in each of the properties transferred, with no reasonable expectation of gaining a majority interest or managing role.

  Consolidated income and earnings per share before nonrecurring items for the three years ended December 31, 1993 are summarized in the following table.

                                                  1993       1992       1991
                                                ---------  --------- ----------
                                                ALL DOLLARS, EXCEPT PER SHARE
                                                  AMOUNTS, ARE IN THOUSANDS)
Income, as stated.............................. $  82,720  $  69,431 $   79,046
Adjustments, net of taxes
  1. Tax rate change...........................       400        --         --
  2. Software write-off........................     2,145        --         --
  3. Gain on sale of assets....................    (3,293)       --         --
  4. Early retirement of debt..................       --       1,072        --
  5. Cellular gain.............................       --         --     (19,500)
                                                ---------  --------- ----------
Income, after adjustment....................... $  81,972  $  70,503 $   59,546
                                                =========  ========= ==========
Earnings per share, as stated.................. $    2.42  $    2.05 $     2.43
Adjustments
  1. Tax rate change...........................       .01        --         --
  2. Software write-off........................       .06        --         --
  3. Gain on sale of assets....................      (.10)       --         --
  4. Early retirement of debt..................       --         .03        --
  5. Cellular gain.............................       --         --        (.61)
                                                ---------  --------- ----------
Earnings, per share, after adjustments......... $    2.39  $    2.08 $     1.82
                                                =========  ========= ==========

  The following sections of this report provide more specific information and should be read together with the financial statements for the three years ended December 31, 1993 found on pages 8 through 20.

MAJOR EVENTS

 Open Market Plan

  In February 1993, the company filed a widely-recognized innovative proposal with the New York State Public Service Commission that would result in opening the Rochester, New York local exchange market to competition and simultaneously allow Rochester Tel to form a holding company. The company's proposal is called the "Open Market Plan". The plan would enable customers in the Rochester, New York service territory to select their local telephone service provider and have a much broader selection of products, services and prices.

  The company proposes to divide the current Rochester, New York operating company into two subsidiaries which would be wholly owned by an unregulated parent holding company. One of the two subsidiaries would be a regulated network facilities provider that would sell and market wholesale network services to retailers of telecommunication services.

  The second subsidiary would be a retail company which would provide an array of communication services on a competitive basis to residential and business customers in the Rochester, New York marketplace.

This structure will enable the Rochester, New York operating company to respond more promptly to changes in its marketplace and customer demands. Informational meetings have been held with the Staff of the New York State Public Service Commission and all intervening parties. Negotiations were under way as of January 1994 to reach a stipulated settlement on the proposal. The company will aggressively pursue approval of the "Open Market Plan" but cannot predict whether or when it will he approved by the Commission, and, if so, in what form.

 Regulatory Proceedings

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

  In 1984, the New York State Public Service Commission initiated a proceeding to investigate whether or not the company's unregulated subsidiaries should pay a royalty to the Rochester, New York operating company for alleged intangible benefits received from the use of the Rochester Telephone name and reputation. The proceeding was reopened in 1990. In its Opinion and Order in Case 87-C-8959, issued July 6, 1993, the Commission, by a three-to-two vote, imposed a royalty in the amount of two percent of the total capitalization of Rochester Tel's unregulated operations. The Commission attempted to justify the royalty on essentially two bases: first, that ratepayers are entitled to protection from the potential for cost misallocations and the increased risks that accompany diversification; and second, that the company's unregulated operations benefit from their use of the Rochester Telephone name and reputation. The Commission rejected the company's statutory and constitutional defenses and concluded that it possessed the authority under the Public Service Law to impose a royalty.

  Based upon an initial interpretation of the Order, Rochester Tel estimates that the effect of the Order is in the range of $2 million per year. The royalty would reduce the Rochester, New York operating company's revenue requirement for regulated intrastate telephone operations. The Commission ordered Rochester Telephone to file an accounting plan for the royalty amount, together with a plan for returning such amount to ratepayers. The company vigorously disagrees with the Commission's determination and has sought judicial review of the Commission's Opinion and Order. The timing and outcome of the appeal process cannot be predicted. The company intends to fully prosecute its appeal in the courts.

  During 1993, the company took specific pricing action to allow it to compete more effectively. The company believes it must be able to flexibly price its services to be successful in a competitive marketplace. The Federal Communications Commission approved the company's request to de-average interstate access charges between the Rochester, New York operating company and the combined subsidiary local telephone companies. This action allowed the company to establish two sets of rates: one based on the specific costs incurred by the Rochester, New York operating company; and one based on the combined cost of the subsidiary local telephone companies, which primarily serve geographic areas currently less subject to competition than the Rochester, New York operating company. On a consolidated basis, the change is initially revenue neutral.

  Effective January 1, 1993, the company adopted FAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and petitioned the FCC to recover the FAS 106 costs through the rate-making process. Although the FCC originally rejected the company's petition, the FCC later allowed the company to recover the portion of the FAS 106 cost associated with the Transition Benefit Obligation (the unrecorded postretirement benefit liability) amortized over a twenty year period, pending the FCC's investigation as to whether this cost should be recoverable by price cap regulated companies. Rates reflecting this expense went into effect on July 2, 1993. The FCC's investigation remains pending.

  On March 12, 1993, the company signed a definitive agreement to form a joint venture with New York Cellular Geographic Service Area, Inc. a subsidiary of NYNEX Corporation, to create an upstate New York cellular supersystem that will include the Buffalo, Rochester, Syracuse, Utica-Rome and NY Rural Service Area #1 markets. The parties have sought a waiver of the interLATA prohibition contained in the AT&T consent decree, United States V. American Telephone and Telegraph Co., 552 F. Supp. 131 (D.D.C. 1982), aff'd mem., 460 U.S. 1001
(1983). Approval on the waiver request is anticipated in early 1994.

  On May 18, 1993, the company filed for approval to form the joint venture from the New York State Public Service Commission. This filing included a petition to transfer the Rochester, New York operating company's interest in the Rochester wireless cellular business to its wholly-owned subsidiary, Rochester Tel Mobile Communications Inc. The Commission approved the entire transaction and transfer at its open session on November 10, 1993 and issued an order dated December 10, 1993.

  In addition, the joint venture parties filed applications with the Federal Communications Commission to transfer various radio licenses associated with the cellular properties and anticipate that the approvals will be granted in early 1994. Pending the remaining approvals, Rochester Tel Mobile Communications, Inc. (RTMC) and NYNEX have signed an agreement allowing RTMC to manage the combined properties.

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

  The Vista Telephone Company of Iowa filed in August 1993 for a permanent rate increase of approximately $4.5 million and a temporary rate increase of $4.1 million. On November 5, 1993, the Iowa State Utilities Board approved the temporary rate increase as submitted. This resulted in an approximate
21 percent across-the-board increase in local service rates. A final order is expected in the second quarter of 1994.

 Incentive Regulation

  The incentive regulation agreement which the New York State Public Service Commission approved in January 1990 for the Rochester, New York operating company expired at the end of 1992. The Rochester, New York operating company proposed a new incentive regulation agreement in January 1993 to the Commission staff, and reached a settlement, which was approved by the Commission on January 12, 1994. The settlement reduces the Rochester, New York operating company's revenue requirement by $5 million in 1993 and $9.5 million in 1994. Each of these reductions is subject to adjustment for depreciation changes. In 1994, fifty percent of the Rochester, New York operating company's earnings above the authorized return on equity will be shared with ratepayers. The authorized return is currently 10.9 percent and is subject to adjustment based on the results of the Generic Finance Proceeding. Also, if the Rochester, New York operating company's service levels in 1994 drop below 1992 levels, company will be subject to a penalty of one-half of one percent of its local service revenues.

 Acquisitions and Divestitures

  On April 15, 1993, the company acquired a 70 percent ownership of the Utica-Rome Cellular Partnership using 702,737 shares of original issue common stock. The transaction was accounted for as a purchase acquisition. In December 1993, the company increased its cellular ownership from 50.6 percent to

69.6 percent in the South Alabama cellular partnership. This later transaction gave the company the right to manage two cellular properties, Alabama RSA #4 and #6, which serve a territory with a population of approximately 252,000.

  On June 7, 1993, the Telecommunication Services Group acquired Budget Call Long Distance, Inc. for $7.5 million in cash. On September 30, 1993, Mid Atlantic Telecom, Inc. was acquired using 143,587 shares of treasury stock. Both transactions were accounted for as purchase acquisitions.

  Statesboro Telephone Company of Statesboro, Georgia, with more than 15,000 access lines, was acquired on August 31, 1992. The transaction was accounted for as a pooling of interests. During 1991, four telephone companies representing more than 160,000 access lines were acquired. (See Note 2 to the Consolidated Financial Statements.)

  In September 1993, the company sold its interest in the S&A Telephone Company (824 access lines) and its related minority cellular interest in a Topeka, Kansas cellular partnership. In December 1993, the company announced that it had reached a definitive agreement to sell the Minot Telephone Company in North Dakota. Minot serves approximately 25,000 access lines and is the company's only operation in North Dakota. The sale is subject to regulatory approvals and is expected to be finalized during the second quarter of 1994. Both transactions represented the company's only holdings in each state and it was not expected that our base in those states could be expanded.

  The company will continue to pursue opportunities to increase the size of its long distance, wireless, and telephone operations through internal growth, acquisitions, partnerships and joint ventures. Growth in all segments is necessary to achieve the economies of scale and scope necessary for long-term success.

FINANCIAL REVIEW

 Consolidated Operations

  Historically, the company's Telephone Operations have provided the majority of the overall company's revenues and income. Telephone Operations provided 66 percent of total revenues and 84 percent of operating income for the year ended December 31, 1993. Telephone Operations revenues are derived from local service and toll access fees, directory advertising, billing services and other services such as sales of telephone equipment and voice mail.

  An increasing percentage of the company's revenues and income is being generated by its Telecommunication Services businesses. Telecommunication Services revenues include long distance revenues based on billable minutes of long distance usage, and wireless access and usage charges. Operating income from the deregulated businesses represented 16 percent of the company's total operating income in 1993, compared with just 8 percent five years ago.

  The company's Telephone Operations expenses are primarily related to the development and maintenance of its local exchange networks. Additional Telephone Operations expenses include costs associated with customer service and billing. The company's principal Telecommunication Services expenses are related to the leasing of transmission facilities and the payment of local access charges for its long distance business; and charges for interconnection of cellular and paging operations with telephone companies, costs of cellular telephones and paging units sold and other wireless network-related expenses.

  Revenues and expenses derived from the company's majority-owned cellular operations are currently, and will continue to be, reflected in the company's consolidated financial statements. The company's minority interests and, following its commencement, the proposed 50/50 cellular joint venture with NYNEX, are accounted for using the equity method. The company will recognize its proportional share of the net income (loss) of the cellular operations following the commencement of the proposed joint venture with NYNEX in the line item entitled "Equity in net income (loss) of unconsolidated partnerships and corporations."

  Consolidated revenues and sales were $906 million in 1993, a $102 million, or
12.7 percent increase, over 1992. This followed a 12.7 percent, or $90.5 million, increase in 1992 over 1991. Of the $102 million increase in 1993, $15 million related to additional revenues associated with 1993 purchase accounting acquisitions. Of the $90.5 million increase in 1992, $56.7 million was related to additional revenues associated with 1991 purchase accounting acquisitions (See Note 2 to the Consolidated Financial Statements for further details about the purchase accounting acquisitions.) Excluding the impact of these acquisitions, revenues and sales rose 10.9 percent in 1993 and 5.2 percent in 1992.

  Consolidated costs and expenses were $711.5 million, $628.9 million and $565.2 million in 1993, 1992 and 1991, respectively, reflecting 13.1 percent and 11.3 percent increases in 1993 and 1992, respectively. Purchase accounting acquisitions accounted for $16.9 million of the increase in 1993 and $43.7 million in 1992. Consolidated costs and expenses, excluding the impact of purchase accounting acquisitions, increased 10.4 percent in 1993 and 3.9 percent in 1992. As a result of the company's continuing focus on cost controls and operating synergies, consolidated operating margins improved steadily over the past three years, from 20.8 percent in 1991, to 21.8 percent in 1992 and
21.9 percent in 1993 after excluding the impact of the software write-off at the Rochester Telephone, New York operating company.

 Telephone Operations

  Telephone Operations revenues increased $26.6 million to $593.9 million in 1993 representing an increase of 4.7 percent over 1992. For 1992 versus 1991, revenues increased 14.0 percent to $567.3 million. Excluding purchase accounting acquisitions, revenue increased by 4.2 percent in 1992. Revenue growth was partly driven by robust increases in telephone access lines of 3.9 percent in 1993 and 3.3 percent in 1992. The company's total access lines in service reached a level of 931,650 by year end 1993. Growth in long distance usage also contributed substantially to revenue growth, with minutes of use increasing by 7.7 percent in 1993 and 18.8 percent in 1992. In general, the prices charged to long distance companies for access usage declined slightly to address the telephone operating companies' need to be competitive in this market sector and are expected to decline further in 1994.

  Local service revenue increased due to rate increases implemented in 1993 and 1992 at a selected number of non-New York State telephone companies, offset in part by a regulatory revenue reduction at the Rochester, New York operating company. Increased market penetration of enhanced services such as custom calling features and advanced number identification products like Caller ID also contributed to revenue growth in 1993 and 1992.

  Costs and expenses for Telephone Operations rose $14.4 million in 1993 and $49.4 million in 1992. In 1992, $35.4 million of the increase was related to the incremental costs and expenses associated with the telephone companies acquired in 1991. Adjusting for these acquisition-related expenses, total costs and expenses increased 3.8 percent in 1992. The primary reasons for expense increases in 1993 were: the $3.3 million write-off of deferred software expenses at the Rochester, New York operating company; an increase in wages and benefits; an increase in severance and other expenses associated with streamlining operations to arrive at a reduced cost structure; and an increase in right-to-use fees associated with network software upgrades. In 1992, expenses increased due to higher depreciation expenses and the amortization of costs associated with the March 1991 ice storm in Rochester, New York.

  Operating margins for Telephone Operations were 27.7 percent in 1993, 26.8 percent in 1992 and 26.5 percent in 1991. Excluding the write-off of the deferred software expense, the operating margin in 1993 was 28.2 percent. The composite depreciation rate for Telephone Operations was 6.2 percent in 1993, compared with 6.4 percent in 1992 and 6.3 percent in 1991. The company continues to pursue alignment of depreciation rates with the economic lives of depreciable property.

 Telecommunication Services

  Telecommunication Services sales were $312.6 million in 1993, representing $75.8 million, or 32 percent, increase over 1992. In 1992, sales increased $20.8 million, or 9.6 percent, over 1991. Excluding the impact of purchase accounting acquisitions, sales rose 25.7 percent, or $60.9 million in 1993. The improvements in both years resulted primarily from the growth in Network Systems and Services, where sales in the long distance business were $262.5 million in 1993 and $187.3 million in 1992. The growth in long distance revenue is due to increased usage and market penetration, price increases and new products. Sales from wireless communications increased $8.5 million, or
40.1 percent, in 1993 and $4.1 million, or 23.9 percent, in 1992 and continue to improve as a result of the company's acquisition of the Utica-Rome partnership in 1993, price increases and a growing customer base.

  Costs and expenses in 1993 for Telecommunication Services amounted to $281.9 million, increasing $68.2 million, or 31.9 percent, over 1992. Adjusting for the impact of the 1993 acquisitions, expenses increased by $51.3 million, or
24.0 percent. The increase in expenses is primarily due to the increased volume of long distance traffic carried by the company and the associated costs to originate and terminate the traffic on local telephone company facilities.

  The increase in costs and expenses in 1992 over 1991 was $14.3 million, or
7.2 percent. Normalizing for the impact of the 1991 acquisitions, costs and expenses rose 4.5 percent, driven primarily by access costs. These results, which compare favorably to the increases in sales, produced operating margins for the three-year period of 7.7 percent in 1991, 9.8 percent in 1992, and 9.8 percent in 1993. This positive trend was achieved through a continuation of operating synergies, new product offerings and a growing customer base.

 Interest Expense

  Interest expense decreased $3.5 million, or 7.0 percent, in 1993 as a result of lower debt levels than in 1992. During 1993, the company recalled $115.4 million of debt. In 1992, interest expense increased $5.5 million, or 12.2 percent, primarily due to the issuance of new debt in 1991 which was used to finance acquisitions.

 Gain on Sale of Assets

  In 1993, the company recognized gains on sales of the S&A Telephone Company and a portion of the company's minority investment in a Canadian long distance company. In 1991, the gain represents the ordinary gain on sale of cellular interests as part of the purchase of the Vista Minnesota properties from Centel.

 Other Income (Expense), Net

  In 1993, other income (expense), on a net basis increased $6.9 million, or
47.9 percent, over 1992. This increase is primarily the result of additional administrative expenses associated with the reorganization petition filed with the New York State Public Service Commission, refinancing expenses and acquisition expenses.

  In 1992, the net change was an increase in expense of $3.8 million, or 36.2 percent, over 1991, primarily due to lower equity earnings in cellular partnerships and increased goodwill amortization relating to purchase acquisitions.

 Income Taxes

  The effective federal tax rate in 1993 was 35.4 percent, compared to 34.2 percent in 1992 and 35.0 percent in 1991. (See Note 9 in Notes to the Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

  Management's overall objective is to maximize shareowner value. One of the most important items in evaluating management's success is its use of the company's financial resources. While increasing net income is an important component of the process, management believes that the primary source of value over the long term is cash generation over and above investment requirements. Key management decisions are made based on the value added to our shareowner's investment. Corporate performance, strategies, capital projects and acquisitions are evaluated and measured using cash flows and are expected to provide a return on investment that exceeds the risk-adjusted cost of capital of the company, or specific business unit, as appropriate.

  Management has three options for the use of excess cash generated. It can pay dividends, repurchase stock or reinvest in the business. Key financial data that can be used to monitor management's progress in maximizing the use of cash are shown below.

                               KEY FINANCIAL DATA

                                           1993          1992          1991
                                       ------------  ------------  ------------
                                       ($ IN MILLIONS, EXCEPT PER SHARE DATA)
Total debt............................ $        497  $        591  $        610
Total capital.........................       $1,172        $1,213        $1,214
Debt ratio............................         42.4%         48.8%         50.2%
Operating margin......................         21.5%         21.8%         20.8%
Pre-tax interest coverage.............          3.9x          3.2x          3.9x
Construction.......................... $        102  $        124  $        109
Dividends declared per share.......... $       1.59  $       1.55  $       1.51
Dividends paid per share.............. $       1.58  $       1.54  $       1.50
Dividend yield........................          3.6%          4.4%          4.8%
Dividend payout ratio.................         65.3%         75.1%         61.7%
Total shareowner return...............         31.1%         15.7%         15.0%
Year-end stock price..................       $45.13        $35.63        $32.13

  As reflected in the Consolidated Statement of Cash Flows, net cash provided by operating activities increased $12.2 million in 1993, from $216 million to $228.2 million, and $52.9 million in 1992, from $163.1 million to $216 million. The increase in both years is the result of increases in net income, after excluding the 1991 cellular gains and depreciation and amortization; and in 1992, an increase of $26.5 million in accounts payable which is directly related to the timing of purchases associated with the company's construction program.

  Net cash used in investing activities decreased $12.4 million in 1993, from $121.5 million to $109.1 million, and $148.8 million in 1992, from $270.3 million to $121.5 million. The decline in 1993 was caused by a reduction in construction expenditures offset, in part, by an increase in purchase accounting acquisitions. The decline in 1992 is due primarily to a $164.6 million decrease in purchase accounting acquisitions, offset, in part by an increase of $15.3 million in construction expenditures.

  The net cash used in financing activities increased $87.3 million in 1993, from $69.8 million to $157.1 million. Net cash provided by financing activities amounted to $129.3 million in 1991. The changes in 1993 and 1992 are associated with the repayment/retirement of long-term debt and the issuance of $239 million of long-term debt in 1991 to support the company's acquisition program.

  The company's periodic deficit in working capital is largely driven by its construction program. The timing of plant additions has a significant impact on the accounts payable balance until it is refinanced or liquidated using internally generated funds, as was the case at the end of 1992.

  The company must generate adequate amounts of cash to meet both short-term and long-term needs. The company's liquidity is a function of its construction program, debt service requirements, internal generation of funds and access to securities markets.

  On November 30, 1993, the company filed a registration statement with the Securities and Exchange Commission to sell up to $100 million of unsecured debt securities. The company intends to use the proceeds for general corporate purposes which may include the replacement of debt retired in 1993 and the financing of possible future acquisitions. At December 31, 1993, no debt had been issued.

  On December 21, 1993, the company filed a registration statement for a public underwritten offering of at least five million shares of its common stock. Approximately 2.1 million shares will be sold by the company and the remainder will be sold by a wholly-owned subsidiary of Sprint Corporation, which acquired the shares when Rochester Tel purchased several telephone properties in 1991. The net proceeds from the offering will be used for general corporate purposes, including potential expansion of the company's existing lines of business or investing in new lines of business. The use of the proceeds is subject to approval by the New York State Public Service Commission, which approved the issuance of the equity on January 12, 1994. It is expected that the public offering of the equity will be completed in the first quarter of 1994.

  The financing needs associated with telephone company acquisitions and network modernization programs have stabilized. The company has in place a switching network that is essentially 100 percent digital. The company has nearly 27,000 miles of fiber in place with its telephone and long distance operating territories. The company will continue to deploy fiber facilities where it is economically justified. Management will continue to focus on building the profitability of the existing businesses by increasing revenues and operating efficiencies, and by partnering or entering into joint ventures when appropriate. The company will also continue to evaluate acquisition opportunities and technology deployment such as multimedia, with a focus on improving shareowner value.

  Total gross expenditures for property, plant and equipment in 1994 are anticipated to be $73.7 million. Telephone Operations expects to spend $58.3 million on its construction program and Telecommunication Services, $15.4 million.

  At December 31, 1993, aggregate debt maturities were $3.96 million in 1994, $3.66 million in 1995 and $3.75 million in 1996. (See Note 7 to the Consolidated Financial Statements.)

  The company's bond ratings remain constant and are strong investment grade ratings.

  Also, on November 15, 1993, the Board of Directors increased the quarterly dividend paid on common stock by one cent to $0.405 per share, payable February 1, 1994, to shareowners of record on January 14, 1994. This action raises the annualized common stock dividend to $1.62 per share.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Item 10 is hereby amended and restated in its entirety as follows:

 Directors

  Certain information is set forth below regarding the Directors of the Corporation as of March 1, 1994. All such persons have been engaged in the occupation or employment set forth opposite their respective names in their current capacities for more than five years except where indicated.

  Patricia C. Barron, 51, is President, Xerox Engineering Systems, Xerox Corporation, a manufacturer of office systems and equipment and has held this position since February 1994. From March 1992 until February 1994 she was President, Office Documents Products Division, Xerox Corporation. From 1979 to March 1992 she was a Vice President of Xerox Corporation. She is a Director of Quaker Chemical Corporation. She has been a Director of the Company since 1990.


  Ronald L. Bittner, 52, is Chairman, President and Chief Executive Officer of the Company and has held this position since April 1993. From February 1992 to April 1993 he was President and Chief Executive

Officer of the Company. From May 1988 to February 1992 he was Executive Vice President and President-- Telecommunications Group of the Company. He has been a Director of the Company since 1989.

  John R. Block, 59, is President of the National American Wholesale Grocers' Association, a trade association which serves as a forum for the exchange of ideas and information and is a source of data for the industry. He is a Director of Deere and Co., Arcadian Corporation, Crop Genetics, Inc., and Purina Mills, Inc. He has been a Director of the Company since 1990.

  Harlan D. Calkins, 62, is Chairman, President, Chief Executive Officer, and a Director of Rochester Midland Corporation, a manufacturer of specialty chemicals. He has been a Director of the Company since 1982.

  Brenda E. Edgerton, 44, is Vice President and Treasurer of Campbell Soup Company, a manufacturer of prepared convenience foods and has held this position since August 1989. From April 1988 to August 1989 she was Deputy Treasurer of Campbell Soup Company. She has been a Director of the Company since 1993.

  Jairo A. Estrada, 46, is Chairman of the Board and Chief Executive Officer of Garden Way Incorporated, a company which manufactures outdoor power equipment. He is a Director of Garden Way Incorporated and of The Chase Manhattan Corporation. He has been a Director of the Company since 1989.

  Daniel E. Gill, 57, is Chairman and Chief Executive Officer of Bausch & Lomb Incorporated, a worldwide manufacturer and marketer of health care and optical products. He is a Director of Bausch & Lomb, Reebok International, Ltd., and Welch Allyn, Inc. He has been a Director of the Company since 1981.

  Alan C. Hasselwander, 60, is Past Chairman of the Board of the Company. From February 1992 to April 1992 he was Chairman of the Company. From July 1984 to February 1992 he was President and Chief Executive Officer of the Company. He has been a Director of the Company since 1984.

  Douglas H. McCorkindale, 54, is Vice Chairman and Chief Financial and Administrative Officer of Gannett Co., Inc., a nationwide diversified communications company. He is a Director of Gannett Co., Inc., Continental Airlines, and seven mutual funds in the Prudential Mutual Fund complex of funds. He has been a Director of the Company since 1980.

  Richard P. Miller, Jr., 51, is Vice President for External Affairs and Senior Counsel to the President of the University of Rochester and has held this position since 1987. Prior to his present position, he was Chief Executive Officer of The Case-Hoyt Corporation. He is a Director of Genesee Corporation and a Director of Forbes Products Corporation. He has been a Director of the Company since 1984.

  Dr. Leo J. Thomas, 57, is Group Vice President and President, Imaging, of Eastman Kodak Company, a manufacturer of photographic and chemical products, and has held this position since September 1991. From November 1989 to September 1991 he was Group Vice President and General Manager, Health of Eastman Kodak Company. From September 1989 to November 1989 he was Senior Vice President and General Manager, Health Group of Eastman Kodak Company. From September 1988 to September 1989 he was Chairman of Sterling Drug, Inc., a subsidiary of Eastman Kodak. He is a Director of Eastman Kodak Company and of John Wiley & Sons, Inc. He has been a Director of the Company since 1984.

  Michael T. Tomaino, 56, is an Attorney with the law firm of Nixon, Hargrave, Devans & Doyle, and has been a Director of the Company since 1975.

  The following companies (which are mentioned above) do not have registered securities nor are the companies otherwise required to file reports with the Securities and Exchange Commission: Continental Airlines, Forbes Products Corporation, and Welch Allyn.

 Executive Officers

  Certain information is set forth below regarding the Executive Officers of the Company as of March 1, 1994. Mr. Pestorius retired as an Executive Officer as of July 1, 1994. Each Officer serves for a period of one year or until a successor is elected.

                                                                 OTHER POSITIONS HELD
         NAME (AGE)          POSITION AND OFFICES HELD        DURING THE PAST FIVE YEARS
         ----------          -------------------------        --------------------------
 Ronald L. Bittner (52)      Chairman, President and     From February 1992 to April 1993 he
                             Chief Executive Officer     was President and Chief Executive
                             since April 1993            Officer. From May 1988 to February
                                                         1992 he was Executive Vice President
                                                         and President-- Telecommunications
                                                         Group.
 Jeremiah T. Carr (51)       Corporate Vice President    From February 1993 to November 1993
                             and President--Telephone    he was Corporate Vice President and
                             Group since November 1993   President Telephone Operations. From
                                                         February 1992 to February 1993 he
                                                         was President Rochester Telephone
                                                         Operations. From October 1991 to
                                                         February 1992 he was President of
                                                         Rotelcom. From January 1990 to
                                                         October 1991 he was Vice President
                                                         RCI and General Manager--NYS, and
                                                         President Rotelcom. From 1988 to
                                                         January 1990 he was Vice President
                                                         of Consumer Markets--RCI.
 Dale M. Gregory (45)        Corporate Vice President    From February 1993 to November 1993
                             and President--             he was Corporate Vice President and
                             Telecommunications Group    President--Network Systems and
                             since November 1993         Services. From February 1992 to
                                                         February 1993 he was Corporate Vice
                                                         President and President--
                                                         Telecommunication Services. From
                                                         January 1991 to February 1992 he was
                                                         President--RCI Network and Systems.
                                                         From March 1991 to February 1992 he
                                                         was also President, Dale M. Gregory
                                                         Management Consultants, Inc. From
                                                         June 1988 to March 1991, he was
                                                         President and Chief Operating
                                                         Officer, Advanced Telecommunications
                                                         Inc.
 Louis L. Massaro (47)       Corporate Vice              From September 1991 to February 1993
                             President--Finance and      he was Corporate Vice President and
                             Treasurer since February    President--Rochester Operations.
                             1993                        From May 1988 to September 1991 he
                                                         was Vice President--
                                                         Telecommunications Group.
 Frederick R. Pestorius (52) Corporate Vice President    From February 1993 to November 1993
                             and President--Rochester    he was Corporate Vice President and
                             Business Markets since      President--Regional Telephone
                             November 1993               Operations. From May 1988 to
                                                         February 1993 he was Corporate Vice
                                                         President--Finance, Secretary and
                                                         Treasurer.

                                                                  OTHER POSITIONS HELD
        NAME (AGE)          POSITION AND OFFICES HELD          DURING THE PAST FIVE YEARS
        ----------          -------------------------          --------------------------
 John K. Purcell (50)     Corporate Vice President--      From February 1993 to November 1993
                          Corporate Partnering and        he was Corporate Vice President--
                          Alliances since November 1993   Planning and President--Wireless
                                                          Operations. From February 1992 to
                                                          February 1993 he was Corporate Vice
                                                          President--Development. From
                                                          September 1991 to February 1992 he
                                                          was Corporate Vice President and
                                                          President--Telephone Subsidiaries.
                                                          From May 1988 to September 1991 he
                                                          was Vice President--Telephone Group.
 Janet F. Sansone (48)    Corporate Vice President--      From March 1993 to November 1993 she
                          Human Resources and Corporate   was Corporate Vice President--Human
                          Services since November 1993    Resources and Excellence. From July
                                                          1991 to March 1993 she was Manager
                                                          Management and Human Resources
                                                          Education, General Electric
                                                          Corporation. From August 1989 to
                                                          July 1991 she was Manager Recruiting
                                                          and University Development, General
                                                          Electric Corporation.
 Josephine S. Trubek (51) Corporate Secretary since       From January 1990 to April 1993 she
                          April 1993                      was General Counsel and Secretary.
                                                          From 1982 to January 1990 she was
                                                          Corporate Counsel and Assistant
                                                          Secretary.

  As of March 31, 1992, Advanced Telecommunications, Inc. was the fourth largest interexchange service provider in the United States and its common stock was traded on the National Market System.

  General Electric is one of the largest and most diversified industrial companies in the world. Its businesses include interests in a vast array of industrial products, as well as technology, service and communication entities.

ITEM 11. EXECUTIVE COMPENSATION

  Item 11 is hereby amended and restated in its entirety as follows:

  The information required by this item is presented on page 3 of the definitive Proxy Statement for the Annual Meeting of Shareowners held on April 27, 1994 under the caption "Compensation of Directors" and on pages 8 through 17 under the captions "Report of Committee on Management", "Performance Graph", "Compensation of Company Management", and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and is incorporated in this report by reference. The Company's Proxy Statement is found at Exhibit 99 to this Form 10-K.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  Item 14 is hereby amended by deleting the Computation of Fully Diluted Earnings Per Share attached as Exhibit 11 to the Form 10-K and substituting therefor the Computation of Fully Diluted Earnings Per Share attached as
Exhibit 11 hereto. In addition, the Company's By-Laws are filed as Exhibit 3 to this Form 10-K/A.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Rochester Telephone Corporation

Date: November 18, 1994
                                                   /s/ Louis L. Massaro
                                          By: _________________________________
                                             Louis L. Massaro
                                             Corporate Vice President
                                             Finance and Treasurer

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER  EXHIBIT
 ------- -------
     3   Company's By-Laws
    11   Computation of Fully Diluted Earnings Per Share