Form 10-K
period 1994-12-31
FRONTIER CORP /NY/
filed 1995-03-28
CIK 84567

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                         COMMISSION FILE NUMBER 1-4166

                                 ------------

                             FRONTIER CORPORATION
                 (PREVIOUSLY ROCHESTER TELEPHONE CORPORATION)
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEW YORK                                 16-0613330
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

      180 SOUTH CLINTON AVENUE,                        14646-0700
         ROCHESTER, NEW YORK                           (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

                                (716) 777-7100
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
- -------------------------------------------------------------------------------

  TITLE OF CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
- ------------------------------------------------------------------------------
  Common Stock, par value $1.00 per
   share                                      New York Stock Exchange

- -------------------------------------------------------------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the stock held by non-affiliates of the registrant as of March 7, 1995 is $1,577,641,731.00. The number of shares outstanding of Frontier Corporation's common stock (Par Value $1.00 per share) as of the close of March 7, 1995 is 72,723,675 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's 1994 Financial Review including MD&A, Consolidated Financial Statements and Notes to Financial Statements, as presented in Exhibit No. 13 of this Form 10-K, are incorporated by reference in Parts II and IV hereof.

(2) Portions of the Notice of Annual Meeting and Proxy Statement issued by the registrant in connection with its Annual Meeting of Shareowners to be held April 26, 1995, as presented in Exhibit No. 99 of this Form 10-K, are incorporated by reference in Parts II, III and IV hereof.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    PART I

ITEM 1.   BUSINESS


     Frontier Corporation, formerly known as Rochester Telephone Corporation, ("Frontier" or the "Company") is a major U.S. diversified telecommunications firm with headquarters in Rochester, New York. The Company was incorporated in 1920 under the laws of New York State to take over and unify the properties of a predecessor company and certain properties of the New York Telephone Company which were located in the same general territory. Currently, the Company's principal lines of business are Telecommunication Services and Telephone Operations. Telecommunication Services consists of a major regional long distance company, cellular and paging operations, and equipment sales.
Telephone Operations consists of 36 local telephone companies which serve, as of December 31, 1994, approximately 918,000 access lines in thirteen states. Effective January 1, 1995, Frontier reorganized into a holding company structure.

     Historically, Telephone Operations has provided the majority of the Company's revenues and income. However, an increasing percentage of Frontier's revenues and income is being generated by the Company's long distance and wireless operations. In 1982, the Company made the strategic decision to enter the long distance business. It now provides long distance voice, video and data communication services throughout the United States with its major marketing and sales focus in New York State, New England, and the Mid-Atlantic and Midwest regions. The Company first began providing cellular communications services in the Rochester, New York metropolitan area in 1985. Today, it has ownership interests in wireless communications operations in five states and manages wireless operations serving over 4.4 million potential subscribers. The geographic reach of the Company's long distance operations will soon expand nationwide as a result of strategic acquisitions such as American Sharecom, Inc., which closed in early 1995, and WCT Communications Inc., which is also expected to close in 1995. Expansion through strategic acquisition and business alliances remains a key growth vehicle for the Company.

     Prior to 1988, the Company's Telephone Operations were heavily concentrated in New York State. Since 1988, the Company has acquired 29 local telephone companies and has significantly diversified its geographic base. The Company's largest telephone operation is in Rochester, New York and serves approximately 502,000 access lines. The Company refers to the 35 telephone companies outside of Rochester, New York as "Regional Telephone Operations". The latter group includes approximately 416,000 access lines with an aggregate revenue level nearly equal to that of the Rochester, New York operating company. As part of the Company's reorganization into a holding company which was effected January 1, 1995, the assets and businesses of the Rochester, New York operating company were divided between two new subsidiaries, Frontier Communications of Rochester, Inc. ("FCR") and Rochester Telephone Corp. ("RTC"). Because this division occurred after the close of the 1994 fiscal year, references in this Form 10-K will refer to the Company's operations prior to this division, unless otherwise indicated.

     A key growth strategy for the Company is to provide integrated communications services for its customers. These integrated services include long distance, wireless, and local telephone service as well as selected products and services that the Company will remarket to customers as a single source provider. Frontier is committed to growth through expansion of its existing businesses, the development of value added products and services, and selected acquisitions. Certain financial data relating to the Company's business segments is presented under "Business Segment Information" in Exhibit 13 to this Form 10-K.

     Frontier and NYNEX have formed a joint venture, the Upstate Cellular Network (the "Supersystem"), to manage and operate certain of their cellular properties located within New York State. This joint venture serves a territory that includes approximately 3.5 million potential customers and includes the cities of Buffalo, Syracuse, Rochester, Utica, and Watertown, New York. One of Frontier's subsidiaries serves as managing partner of Upstate Cellular Network. This is described in more detail under the caption "Wireless Communications", at page 5, infra.

     On February 15, 1994, the Company completed a public offering of its common stock. A total of 2,549,000 new shares were issued in connection with this offering. The public offering also included the sale of 2,885,000 shares that were held by a subsidiary of Sprint Corporation. In April 1994, the Company effected a stock split in the form of a 100% stock dividend.

     The principal executive offices of the Company are located at 180 South Clinton Avenue, Rochester, New York 14646-0700. The telephone number is (716) 777-1000.



Telecommunication Services

General

     Frontier's Telecommunication Services segment is comprised of Network Systems and Services, which provides long distance services, customer premises equipment, and wireless services. The Company's major deregulated business is long distance service. While regionally focused currently in the Northeast, Mid-Atlantic and Midwest states from a marketing and sales perspective, customers of the Company's long distance business enjoy nationwide and international connectivity. Telecommunication Services' revenues have increased significantly over the past few years and have accounted for 38 percent of Frontier's total revenues for the year ended December 31, 1994. The Company intends to expand Telecommunication Services by increasing its existing commercial and residential customer base, continuing to develop new products, and effecting selected acquisitions.

Long Distance Services

     The Company provides long distance services primarily through a subsidiary, Frontier Communications International, Inc. (previously RCI Long Distance, Inc., or "FCI"). FCI routes long distance traffic over its 100 percent digital state-of-the-art network and resells services obtained from other suppliers to route calls to areas where it does not have its own facilities. FCI currently owns and operates eight switching sites. These are located in Rochester, New York; New York City; Washington, D.C.; Atlanta, Georgia; Chicago, Illinois; Philadelphia, Pennsylvania; Cleveland, Ohio; and Burlington, Vermont. FCI's switched services include basic long distance or measured toll service which is accessible through "l + dialing", 800 services, a variety of long distance products targeted at specific consumer and business segments, and value-added services such as travel cards, prepaid cards and information services. In addition, FCI provides flexible billing services such as multi-location billing, customized accounting codes and electronic billing features.

     FCI currently focuses its marketing efforts in New York State, New England and the Mid-Atlantic, Southeast and Midwest regions. In these regions, FCI markets its products through a direct sales force, direct marketing campaigns, sales agents, and affiliated local exchange carriers. The majority of FCI's revenues are derived from small to medium-sized business customers. FCI has introduced a number of programs designed to attract new long distance customers. For example, the "Budget Call" feature enables any telephone user to dial an access code and complete a call through FCI's long distance network. The cost of the call is invoiced by the customer's local telephone company.
The rates for such calls are typically 10 to 20 percent lower than the rates charged by a major long distance carrier such as AT&T. At December 31, 1994, Budget Call was available in nineteen states. This program is anticipated to continue expanding through 1995.

     As part of the Company's overall service integration strategy, FCI has significantly increased residential usage through its "Visions Long Distance" program (as described in "Telephone Operations-General" at page 8) where

FCI's long distance services are marketed through Company-owned as well as non-affiliated local exchange service providers. Through the Visions Long Distance program, the Company has achieved substantial penetrations in several markets as a result of customer preference for unified billing and service. Because residential long distance calling volumes peak in the evenings, on weekends and on holidays, when commercial traffic tends to be lowest, expanding the residential business increases revenues with virtually no need to increase existing switching and transmission facilities.

     During 1994, FCI signed definitive agreements to acquire two long distance companies. In November, it completed negotiations to acquire WCT Communications, Inc., a long distance company based in Santa Barbara, California, and announced that it had signed a definitive agreement to acquire American Sharecom, Inc., headquartered in Minneapolis, Minnesota. When these acquisitions are completed, the geographic reach of the Company's long distance business will extend from coast to coast, and the Company is projected to become the seventh largest long distance carrier in the nation. Both acquisitions are intended to further implement FCI's strategy to expand its customer and market base and are subject to regulatory approval. The Company intends to continue to pursue additional acquisitions to provide greater economies of size and scale to its operation and to enhance its customer and market reach.

     The long distance industry is dominated on a volume basis by the nation's three largest long distance providers, AT&T, MCI and Sprint, which generate an aggregate of approximately 84 percent of the nation's long distance revenue of approximately $61 billion. In each of its markets FCI competes with AT&T, MCI and Sprint, as well as with other national and regional long distance companies, for intercity communications transmission services such as 1+, dedicated access, 800 service and private line service. The primary bases for competition in the long distance business are pricing, product offering, and service. One element of service includes billing and customer information. FCI provides long distance services at prices often below the three large carriers, but generally above smaller third-tier carriers. In addition to basic long distance, 800 services, and private line services, FCI products include prepaid calling card services and operator services. FCI's prepaid calling card product has many features, is a market leader through its use of innovative technology, and is designed to meet standard needs while at the same time offering enhanced audio-text services to users. Although FCI does not currently offer some of the enhanced voice or data services provided by the three large carriers (such as frame relay and ATM), it is able to meet the needs of its targeted general business and residential markets. The Company intends to compete aggressively in the long distance business.

 Wireless Communications

     Since 1985, the Company has provided cellular service in the Rochester Metropolitan Statistical Area ("MSA"), which has a population of approximately one million, in a partnership with ALLTEL Corporation. Frontier historically had an 85 percent interest in this partnership. In June, 1994 the Company and NYNEX Mobile formed a 50/50 joint venture and the Rochester MSA was contributed to the Upstate Cellular Network ("UCN" or the "Supersystem"). A Frontier subsidiary is the managing partner of that cellular "Supersystem" which provides service in much of upstate New York. The Supersystem provides the Company a larger geographic footprint than it would otherwise have. The greater concentration of customers resulting from the Supersystem's formation will enable the Company to take advantage of the efficiencies normally inherent with the economies of scale. By combining marketing and service efforts and integrating networks, the Company and NYNEX will be able to provide seamless cellular service to a population of approximately 3.5 million potential subscribers in upstate New York. The Company also manages a cellular system in Alabama with over 255,000 potential subscribers and has investments in wireless properties elsewhere in New York State and in Georgia, Illinois and Iowa. Through its subsidiaries, Frontier is a member of the MobiLink marketing alliance, a nationwide consortium of wireless operators. Frontier intends to continue to pursue additional investments in cellular or wireless operations with a preference for investment in properties which are adjacent to existing Company-owned properties or where a controlling interest can be obtained.

     In September, 1994 the Company signed a definitive agreement to purchase the Minnesota Cellular Telephone Company ("Minnesota Cellular") which owns the business and assets of a cellular company serving Rural Service Area ("RSA") Number 10 in Minnesota with a population of approximately 225,000 potential subscribers. The transaction, expected to close in the first quarter 1995, is anticipated to involve the issuance of the Company's Common Stock and is contingent upon regulatory approval.

     Despite intense price competition during the construction of its network in the Rochester, New York market, the Company's cellular business has remained profitable since its first full year of service. This business has consistently increased its subscriber base while maintaining an efficient cost structure. With the formation of the Supersystem, and the corresponding increase in geographic scope of the Company's cellular reach, overall the Company's wireless business has remained profitable. Nevertheless, price competition remains strong within all the Company's properties.

     Cellular systems compete principally on the basis of network quality, customer service, price and coverage area. Each market currently has two cellular providers, and the Company's chief competition in each market is from the other cellular licensee in that market. In some markets additional entities resell cellular service and compete with the holders of cellular licenses. The Company believes that its technological expertise, emphasis on customer service and development of new products and services make it a strong competitor.

     Several recent FCC initiatives indicate that the Company is likely to face greater wireless competition in the future. The FCC has licensed specialized mobile radio ("SMR") system operators to construct digital mobile communications systems on existing SMR frequencies in many metropolitan areas throughout the United States. Also, in September 1993, the FCC announced its decision to allocate radio frequency spectrum for personal communications services ("PCS"), a form of wireless communication using lower power and more cell sites than current cellular service. The FCC's decision will permit the grant of seven new licenses: two 30 MHz blocks, one 20 MHz block and up to four 10 MHz blocks. (By comparison, the two cellular carriers in each market currently have 25 MHz of spectrum each.) The bidding for the two 30 Mhz blocks will be completed by May 1995. The Company has committed resources to evaluating the expansion of wireless communications to include PCS offerings, but has elected, thus far, not to participate in the bidding for PCS licenses.

 Cellular Property Ownership Table

The Company owned or was under contract to purchase the following cellular properties as of December 31, 1994:


                                                                     1994                                 Pending    Pending
                                                                     Estimated    Ownership  Adjusted     Ownership  Adjusted
Market                                                               Population   Interest   Population   Interest   Population
- -------------------------------------------------------------------  ----------  ----------  ----------  ----------  ----------
New York
Buffalo*...........................................................   1,187,000       50.0%     594,000      50.00%     594,000
Rochester*.........................................................   1,024,000       42.5%     435,000      42.50%     435,000
Syracuse*..........................................................     673,000       27.5%     185,000      27.50%     185,000
Utica-Rome*........................................................     315,000       50.0%     158,000      50.00%     158,000
RSA #1*............................................................     262,000       20.0%      52,000      20.00%      52,000

Total UCN Core Markets.............................................   3,461,000               1,424,000               1,424,000

NY RSA #2..........................................................     232,000       12.5%      29,000      18.75%      44,000
NY RSA #3*.........................................................     482,000       22.5%     109,000      22.50%     109,000
NY RSA #4..........................................................     359,000        0.0%           0      27.00%      97,000
Binghamton.........................................................     306,000       24.0%      73,000      32.50%      99,000
Elmira.............................................................      95,000        0.0%           0      50.00%      48,000

Alabama
AL RSA #4*.........................................................     137,000      69.54%      95,000      69.54%      95,000
AL RSA #6*.........................................................     118,000      69.54%      82,000      69.54%      82,000

Managed  Markets*                                                     4,198,000               1,710,000               1,710,000

Pennsylvania
PA RSA #3, B2......................................................      58,000        0.0%           0      13.89%       8,000
PA RSA #4, B2......................................................      72,000        0.0%           0      16.67%      12,000

Minnesota
Minnesota RSA #10..................................................     227,000        0.0%           0     100.00%     227,000

Minority Interests
Orange-Poughkeepsie NY                                                  597,000      15.00%      89,000      15.00%      89,000
Des Moines IA MSA..................................................     420,000       4.00%      17,000       4.00%      17,000
GA RSA #3..........................................................     205,000      25.00%      51,000      25.00%      51,000
IL RSA #2..........................................................     252,000       6.67%      17,000       6.67%      17,000
IL RSA #3..........................................................     200,000       6.38%      13,000       6.38%      13,000

Total..............................................................   7,221,000               1,999,000               2,432,000


- --------------------------------------
 * Company managed systems; NY RSA #2 is Company managed in 1995.

For each market listed above, the number in the "Adjusted Population" column represents an estimate of the Company's proportionate share of the number of potential cellular customers in such market as of December 31, 1994 and is calculated by multiplying the 1994 estimated population of such market by the Company's ownership interest in the cellular system serving that market as of such date. Similarly, the number in the "Pending Adjusted Population" column represents an estimate of the Company's proportionate share of the number of potential cellular customers in each such market as of December 31, 1994, and is calculated by multiplying the 1994 estimated population of such market by the Company's ownership interest in the cellular system serving that market, assuming completion of the proposed or pending transaction.


Customer Premises Equipment

     Frontier Network Systems Inc., ("FNS") (previously "Rotelcom Inc."), was established in 1978. It markets and services a wide range of telecommunications and data equipment for mid- to large-size business customers, and competes directly with other interconnect vendors that market telephone systems to businesses and other enterprises. FNS's product line includes: private branch exchanges ("PBXs") from Siemens/ROLM and Northern Telecom; data communications equipment from leading manufacturers including Dowty and Newbridge; and videoconferencing equipment from PictureTel. Product lines purchased by FNS from its two largest suppliers, Siemens/ROLM and Northern Telecom, account for more than a majority of its purchases from suppliers. The Company believes FNS's relationships with its various suppliers is good. All of FNS's customers are in New York State. FNS is also a partner in Anixter-Rotelcom, a telecommunications supply joint venture with Anixter Bros., Inc., which was established in 1986 to combine Anixter Bros.' experience in computer-assisted, just-in-time telecommunications inventory delivery systems with FNS's interconnect (private telephone system) business and to provide just-in-time inventory control for the Company's regional telephone companies.

Telephone Operations

General

     As of December 31, 1994, the Rochester, New York operating company and the 35 other local exchange companies served approximately 918,000 access lines in 13 states. The local exchange carriers provide local, toll access and resale services; sell, install and maintain customer premises equipment; and provide directory services.

     Effective January 1, 1995, the Company reorganized into a holding company structure. The assets of the Rochester local exchange company were transferred to two wholly-owned subsidiary companies. Rochester Telephone Corp. is a regulated telephone and network transportation corporation which offers retail services to existing customers as well as sells and markets wholesale network services and other services to retailers of telecommunications services in the Rochester, New York market. Its rates are subject to price cap regulation. Frontier Communications of Rochester, Inc., is a lightly regulated provider of telecommunications services to residential and business customers located, initially, in the Rochester, New York market. The Company has other existing subsidiaries, including many which provide local exchange services outside the Rochester, New York market.

     Since the beginning of 1988, the Company has invested over $620 million in upgrading its Telephone Operations business and over $480 million for the acquisition of independent telephone companies. Over this period, the Company installed advanced digital switching platforms throughout much of its switching network. The Company's network in Rochester, New York is fully digital, making Rochester one of the largest cities in the United States to be served by an all-digital network. In aggregate, the 35 local exchange companies outside of Rochester, New York have over 95 percent digital capability. This is illustrated in the "Access Line Table" located below.

     Frontier has achieved substantial cost reductions through the elimination of duplicative services and procedures and the consolidation of administrative functions. As of December 31, 1994, Telephone Operations had 34 employees per ten thousand access lines. The Company has reduced the number of telephone employees per ten thousand access lines by over 27 percent since 1990. The Company believes that additional reductions in employee levels will be necessary to further improve the competitive position of its Telephone Operations. The Company intends to vigorously pursue additional gains in productivity through reengineering while simultaneously improving customer service.

     In May 1994, the Company sold its Minot Telephone Company property located in Minot, North Dakota. In September 1994 it announced that a definitive agreement had been reached to sell the Ontonagon County Telephone Company and the Midway Telephone Company, both located in the Upper Peninsula of Michigan, and completed the transaction in March

1995. In each case, the telephone properties no longer fit the strategic purposes of the Company.



                               Access Line Table

  The Table below sets forth certain information with respect to access lines as of December 31, 1994:


                                          Percent of Total
                                          Company Access
Telephone Properties       Access         Lines at                 Percent
at December 31, 1994       Lines          December 31, 1994        Digital
- --------------------       ------         -----------------        --------


Rochester, NY.......       501,811         54.7%                   100.0%
Other NY Companies..        86,125          9.3%                   100.0%

Total New York......       587,936         64.0%                   100.0%

Alabama(1)..........        28,833          3.1%                   100.0%
Georgia.............        22,420          2.4%                   100.0%
Illinois(1).........        17,782          1.9%                   100.0%
Indiana.............         4,605          0.5%                   100.0%
Iowa................        52,125          5.7%                    87.0%
Michigan(1).........        26,623          3.0%                   100.0%
Minnesota...........       101,992         11.1%                    92.0%
Mississippi.........         5,284          0.6%                   100.0%
Pennsylvania........        34,682          3.8%                   100.0%
Wisconsin...........        35,856          3.9%                   100.0%
                           -------        -----                    -----

Total Other States..       330,202         36.0%                    95.5%
Consolidated
   Access Lines.....       918,138       100.0%                     98.4%
                           -------       -----                     -----

(1) These companies also have properties in one or more other states. (An Alabama company has access lines in Florida, an Illinois company has access lines in Iowa, and a Michigan company has access lines in Ohio).

     The Company operates 71 central office and remote switching centers in Rochester, New York, and a total of 275 central office and remote switching
centers in its other telephone territories.   Of the 918,138 access lines in
service on December 31, 1994, 663,293 were residence lines and 254,835 were business lines. Long distance network service to and from points outside of the telephone companies' operating territories is provided by interconnection with the lines of interexchange carriers.

     As part of the Company's continuing strategy to provide a greater selection of value-added products, the Rochester, New York operating company has introduced advanced services such as Caller ID, distinctive ringing, directory-assisted call completion, and an enhanced voice mail platform. The Company is introducing similar advanced services, where appropriate, at its other telephone properties.

     Frontier is pursuing several alternatives to provide expanded broadband services to its customers. To date, the Company has installed over 10,000 miles of fiber optic facilities (over 500 sheath miles) in the Rochester, New York area to provide its customers with enhanced capacity and product capability. Throughout its telephone operations, Frontier has over 24,000 miles of fiber optic facilities in place. The Company also conducted marketing trials and tests of new technologies such as a video on demand service utilizing a hybrid fiber-optic/coaxial cable network. The Company marketed this technology to selected customers in its Rochester, New York service area during 1994. The Company provides expanded broadband services to select customers outside the Rochester, New York service area. These include video-distance learning arrangements at certain Midwest region telephone properties.

     In connection with its integration strategy, the Company has developed a new program known as "Visions Long Distance", where its local exchange companies
resell FCI's long distance services.   The Company believes that many customers
prefer the convenience of obtaining their long distance service through their local telephone company and receiving a single bill. Visions Long Distance was introduced at nine local telephone exchange companies in 1993 and extended to two additional subsidiaries in 1994. The results of Visions Long Distance operations are included as part of the Telecommunication Services segment.

     Technological innovation and regulatory change are accelerating the level of competition in both local exchange and long distance services. New competitors now have the ability to provide basic local telephone service in some areas, including Rochester, New York. To benefit from these technological advances and broaden the scope and quality of its own product and service offerings, the Company has increased its fiber and digital switching capacity throughout its networks and has pursued regulatory alternatives such as the Open Market Plan, which is described in more detail below. Currently, the Company may be considered the primary provider of basic local telephone service in its Rochester, New York property and may be considered the only provider of basic local exchange service in the various other geographic areas where it has telephone properties.


Open Market Plan

     On February 3, 1993, the Company filed its Open Market Plan with the New York State Public Service Commission ("NYSPSC"). The plan was approved by an Order of the New York State Public Service Commission dated November 10, 1994, was approved by the Company's shareowners on December 19, 1994, and was implemented effective January 1, 1995. The Open Market Plan has formally opened the Rochester, New York local exchange market to competition. Frontier was the first communications company in the nation to propose such a plan for full open local competition. The Open Market Plan enables customers to choose their local telephone service provider and to select from a broad array of products, services and prices. It also gives Frontier the flexibility to broaden the scope and quality of its own competitive service offerings.

     Under the Open Market Plan, the Company's Rochester, New York local exchange operations were divided into two companies-a wholesale provider of basic network services ("Rochester Telephone Corp." or "RTC") and a retail provider of telecommunications services ("Frontier Communications of Rochester, Inc." or "FCR"). RTC and FCR are subsidiaries of the Company, which has become an unregulated parent holding company. The parent holding company structure provides financial flexibility for the Company to continue the acquisition and diversification efforts that are necessary for its long-term growth.

     RTC is a regulated company which sells basic network services such as access to the network, transport between offices, and switching services to FCR and all other local telecommunications companies. These local telecommunications companies, including FCR, may then package services for resale to local customers. RTC also provides services directly to end users, except for Centrex and high capacity private line services which it offers only on a wholesale basis. Under the Open Market Plan Agreement, RTC is subject to price cap regulation rather than rate of return regulation. This will enable the Company to retain the benefit of all productivity and revenue gains since its rate of return is subject to price cap regulation. Please see the Rate Stabilization Plan and Open Market Plan discussions at pages 14 and 15.

     FCR is an unregulated full service provider of a broad array of integrated telecommunications services, including local, long distance, cellular and, potentially, video and other value-added offerings. In addition,

FCR is able to package the network elements purchased from RTC and other network providers with services such as flat rate service, measured rate service, Centrex and ISDN. The Company intends that FCR will eventually offer products and services outside of the Rochester, New York market.

Regulatory Matters

     Each of Frontier's local telephone service companies is regulated by the public utility regulatory agency of the state in which that company provides local telephone service. The respective states are listed on the Access Line Table on page 10. The competitive evolution of the telecommunications industry has resulted in a more fluid regulatory framework than was in place historically. In general, state regulatory agencies exercise authority over the prices charged for the provision of local telephone service and intrastate long distance service, the quality of service provided, the issuance of securities, the construction of facilities and other matters. Each of the Company's long distance and wireless companies may be regulated to a limited extent by the public utility regulatory agency of the state in which each is providing service. The Company's long distance and wireless service providers are also subject to FCC jurisdiction.

  (a) Royalty Proceeding. In 1984, the NYSPSC initiated a proceeding to investigate the issue of whether the Company's competitive subsidiaries should pay a royalty to the Rochester, New York local telephone service provider primarily for the alleged intangible benefits received from the use of the Rochester Telephone name and reputation. Under the Open Market Plan Agreement, the NYSPSC will not impute a royalty on either the Company or on Rochester Telephone Corp. during the term of the Rate Stabilization Plan (the "Rate Period") which was a component of the Open Market Plan or any prior period, subject to certain limited exceptions. After the termination of the Rate Period, however, the NYSPSC may impute a royalty for the period beginning on the termination date, subject to the outcome of any litigation regarding the royalty. The Company is continuing to pursue the litigation it instituted to challenge the Royalty Order. This proceeding remains unresolved and is discussed in more detail in Item 3, Legal Proceedings.

  (b) Incentive Regulation. In January 1990, the NYSPSC approved an incentive regulation agreement for the Rochester, New York operating company. This agreement expired at the end of 1992, and the Company proposed a new incentive regulation agreement in January 1993. An interim settlement was approved by the NYSPSC in February 1994. The settlement reduced the Company's revenue requirement in 1993 by $5 million and by an additional $4.5 million in 1994. Each of these reductions was subject to adjustment for depreciation changes and the outcome in the Generic Financing Proceeding, which is discussed on page 15. These issues were settled in the Open Market Plan. The amount of allowable depreciation was the subject of a contested proceeding before the NYSPSC, but that issue was also resolved in the Open Market Plan Settlement. As part of the Open Market Plan Settlement, Rochester Telephone Corp. ("RTC") agreed to share with ratepayers fifty percent of earnings above a threshold rate of return. In addition, that company's revenue requirement was reduced by $5 million in 1993 and $9.5 million in 1994. The 1993 sharing amount was refunded through customer billing credits. The 1994 revenue requirement reduction, plus interest, was credited to RTC's depreciation reserve to alleviate a reserve deficiency rather than refunding cash to ratepayers. There was no 1994 sharing amount.

  (c) Rate Stabilization Plan. The Open Market Plan provides for a total of $21 million in rate reductions for Rochester Telephone Corp. (the "Rate Stabilization Plan") over a seven year period beginning January 1, 1995, subject to termination by either the Company or the NYSPSC after five years (the "Rate Period"). The Rate Stabilization Plan also precludes RTC from increasing basic residential and business telephone service rates during the rate period. In consideration of the rate reductions, the Rate Stabilization Plan provides that RTC's local exchange services be subject to price-cap regulation rather than rate of return regulation. The rates provided in the Rate Stabilization Plan are designed to permit RTC to recover its costs and to earn a reasonable rate of return, calculated using a methodology utilized by the NYSPSC to set the rate of return earned by providers of local exchange services in New York State.

  (d) Ice Storm. In March 1991, Rochester, New York experienced a severe ice storm which caused the Rochester, New York Operating Company to spend approximately $9.7 million to repair and replace outside plant facilities and to provide customers billing credits for service disruptions. The Rochester, New York operating company filed a petition with the NYSPSC requesting that it be allowed to defer and amortize the portion of those costs which were intrastate expenses. In November 1991, the NYSPSC approved the deferral and amortization of $5.2 million of the intrastate local service expenses over a forty-eight month period beginning January 1, 1992 and the amortization of $1.6 million of the intrastate long distance service expenses through June 1993. The Rochester, New York Operating Company also filed a petition with the FCC requesting that it be allowed to defer and amortize the portion of the ice storm expenses that were allocated to or assigned the interstate jurisdiction. The FCC approved an order effective January 23, 1992, which permitted the Company to begin the amortization of $2.0 million of interstate expenses over an eighteen month period. In order to recover the expenses, the FCC permitted the Rochester, New York Operating Company to establish a temporary surcharge on interstate switched access charges to be billed to interexchange carriers and a monthly increase in the interstate customer access line charges applicable to Centrex and multiline business customers. All recovery was completed by the end of the first quarter of 1994.

  (e) FAS 106. The Company adopted Financial Accounting Standards Board Statement 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." It had previously adopted FAS 87, "Employers' Accounting for Pension Benefits." For the Rochester company, the accumulated postretirement benefit obligation as of January 1, 1994 was approximately $89.8 million, and the projected pension benefit obligation was approximately $275.7 million. The Company elected to defer the recognition of the accrued Transition Benefit Obligation over a period of twenty years. Each state regulatory agency may treat these obligations differently in the rate-making process. On September 7, 1993, the NYSPSC issued its Statement of Policy and Order concerning postretirement benefit and pension accounting. Consistent with this NYSPSC policy the Rochester, New York operating company included the FAS 106 costs in its incentive regulation settlement agreement discussed on page 13.

     The FCC originally suspended the Company's petition to include the incremental costs associated with adopting FAS 106 in its 1993 price cap filing. The Company, along with all other local exchange carriers (LECs) subject to price cap regulation, filed an appeal of the FCC's ruling with the United States Court of Appeals. In the court's decision, dated July 12, 1994, the FCC's original order was vacated and the FCC was remanded to reconsider the merits of the LECs' request for exogenous cost treatment under the price cap rules. The FCC has reopened its investigation of the carriers' filings. The Company is evaluating its options in light of the Court's decision and cannot predict the final outcome of the FCC's investigation.

  (f) Open Market Plan. The Company filed a petition in February 1993 with the NYSPSC in which the Company requested approval to reorganize the corporation. This Open Market Plan, which was implemented effective January 1, 1995, is discussed in more detail on pages 12 and 13.

  (g) Frontier Communications of Minnesota (formerly Vista Telephone Company of Minnesota). Frontier Communications of Minnesota filed with the Minnesota Public Service Commission a request to increase rates in March 1993. A stipulated settlement was executed by all parties and was submitted for approval to the Minnesota Public Service Commission. In April 1994, the Minnesota Public Service Commission granted the Company authority to increase annual revenues by $4.4 million.

  (h) Generic Financing Proceeding. In May 1993, the NYSPSC instituted a Generic Financing Proceeding to review its financial policy guidelines and to determine if there should be established a generic rate of return methodology for New York State local exchange companies. The Company favors a generic methodology because it would streamline the ratemaking process, provide all stakeholders a much greater sense of predictability, and create an environment more conducive to long term planning. The Company supports the implementation of a generic rate of return methodology, but it cannot, at this time, predict the outcome of this proceeding. Because the Open Market Plan provides for "pure price cap regulation" rather than rate of return regulation, the outcome of this Generic Financing Proceeding will not apply to RTC during the Rate Period of the Rate Stabilization Plan component of the Open Market Plan. However, Frontier's other New York subsidiary telephone companies remain subject to rate of return regulation.

  (i) Frontier Communications of Iowa (formerly Vista Telephone Company of
Iowa). Frontier Communications of Iowa filed in August 1993 for a rate increase in Iowa of approximately $4.5 million including a temporary increase of $4.1 million. In February 1994, the Iowa State Utilities Board issued an order approving a proposed settlement of this case. Under the terms of that order, the Board granted Vista Iowa an annual revenue increase of $2.9 million.

  (j) Undergrounding Proceeding. The NYSPSC, in an order dated September 21, 1993, stated that the Company's New York local exchange service providers should, for the next five years, accrue funds for the purposes of "undergrounding" construction of distribution plant in "visually significant areas." Any unspent amounts are to be carried over to the next year until expensed. The amount of the accrual is determined in accordance with a NYSPSC approved formula. The Company currently estimates the total amount of the accrual to be approximately $408,000 for all of its New York local exchange companies. The NYSPSC has also indicated that it intends to release an order requiring a pilot program to underground some existing plant in certain areas. The Company will consider its options to file for reconsideration or appeal if and when the Order is issued. However, the Company cannot predict the outcome at this time.


Competition

     Traditionally, telecommunications industry businesses were considered monopolies. This industry has experienced a significant increase in competition in recent years. Factors such as technological advancement and a more fluid regulatory framework have encouraged competition. Frontier is intent on meeting and taking advantage of the various business opportunities which competition provides in the markets where it operates. The Open Market Plan, described in more detail at pages 12 and 13 is one way in which the Company is proactively meeting competition. The

Company is also addressing competition by focusing on improved customer satisfaction, by developing and offering products and services, and by reducing its cost base and becoming more efficient.

  (a) Local Exchange Networks. Prior to 1968, the telephone industry alone provided and maintained the telephones and lines of the public switched telecommunications network. In that year, an FCC order declared unlawful certain AT&T tariffs which prohibited customers from attaching their own equipment to the telephone network. However, the telephone equipment provided by telephone companies which remained in place on customers' premises remained regulated. By a subsequent FCC order, effective January 1, 1983, telephone companies were required to deregulate all new telephone equipment. Although Frontier experiences different levels of network regulation throughout the geographic territory of its telephone properties, in general the Company is subject to numerous competitors in the provision of equipment and facilities used in connection with the local exchange network. In the Rochester market competitors who have stated they will enter or have actually entered the local exchange market include Time Warner Communications and AT&T.

     Since the deregulation of telephone equipment, sales of telephone equipment have become commonplace throughout all geographic areas of the United States. Frontier has responded to this competition through operation of its retail Phone Centers for the direct sale of telephone sets, inside wire and telephone outlets. The Phone Centers also perform as maintenance centers where customers who lease equipment from the company can pick up or exchange telephones and receive a credit on their bills if they bring in a telephone that needs repair. In 1982, the Rochester, New York operating company formed its Consumer Equipment Services division to maintain all company provided leased equipment as well as maintain customer-owned equipment on a fee for service or contract basis. Many of the Company's other local exchange companies also sell, lease and maintain telephone sets and equipment.

     Business consumer equipment needs are another segment of the telecommunications network equipment market. Several of the Company's local exchange companies market equipment and facilities directly to business consumers. In addition, Frontier Network Systems, which was established in 1978 under the name Rotelcom Inc., markets and services a wide range of telecommunications and data equipment for mid-to large-size business customers, and competes directly with other interconnect vendors that offer for sale telephone systems to businesses and other enterprises. FNS's product line includes: private branch exchanges (PBX's) from ROLM, Siemens and Northern Telecom; data communications equipment from leading manufacturers including Dowty and Newbridge; and videoconferencing equipment from PictureTel. The majority of FNS's customers are in New York State. FNS is also a partner in Anixter-Rotelcom, a joint telecommunications supply venture with Anixter Bros., Inc.

     Although competitive providers of local exchange basic service are not expected to be active for the near future at the Company's smaller rural properties, local exchange basic service competition is occurring today in the Rochester, New York marketplace. For example, MFS Telecom, Inc. ("MFS") and Time Warner Communications ("Time Warner") are alternative local exchange service providers in Rochester. AT&T Communications ("AT&T") is also actively remarketing local exchange service in the Rochester, New York marketplace as a reseller of RTC's services, as is Frontier's subsidiary, Frontier Communications of Rochester, Inc. ("FCR"). The Company is unaware of the exact revenues and market share of the local exchange market that MFS, Time Warner, AT&T or FCR account for in the Rochester, New York service area.

     On February 3, 1993, Frontier filed a plan with the NYSPSC, to open the local telephone market in the Rochester, New York service area to competition. This plan enables customers to choose their local telephone service company and will potentially provide them a broader selection of products, services and prices. It will also give the Company greater flexibility to broaden the scope and quality of its own competitive offerings. See the discussion on the Open Market Plan on pages 12 and 13 and Regulatory Matters on pages 13 through 16.

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

     Alternate Access Vendors are companies which provide alternative transmission services and provide access services to local exchange and long distance companies. Alternate Access Vendors compete with traditional local exchange companies. Currently, MFS, AT&T and Time Warner are the primary Alternate Access Vendors active in the Rochester, New York area and no significant Alternate Access Vendors are believed to be active in any of the Company's other properties.

  (b) Interexchange Service. During the past two decades, rulings by the FCC and associated court decisions have restructured the market for the provision of interexchange telecommunications services and have opened up this market to competition. The Company recognized an opportunity to compete in this market. In 1984, Frontier Communications International, Inc., ("FCI") (previously RCI Long Distance) was launched and a digital switching and transmission system was built throughout the Northeast. Today FCI operates in New York, New England and the Mid-Atlantic and Midwest regions, an area which accounts for nearly 25 percent of the nation's total interexchange revenues. Through arrangements with other interexchange carriers, FCI provides connectivity to the entire United States and to over 200 countries around the world.

     In addition to growing its customer base in its original operating territory, FCI has expanded its network coverage and customer base through the acquisition of long distance companies in the Northeast: RCI Long Distance New England Inc., (previously operating as Long Distance North and now named Frontier Communications of New England, Inc., January 1991) and Taconic Long Distance Service Corp. (now named Frontier Communications of Taconic, Inc., July
1991), Mid Atlantic Telecom, Inc. (now named Frontier Communications of the Mid Atlantic, September 1994), and Budget Call Long Distance, Inc. (June 1993). In October 1994, the Company announced that it would purchase WCT Communications, Inc., ("WCT") a long distance reseller headquartered in California with annual revenues in excess of $100 million, and in November 1994, the Company announced that it would acquire American Sharecom, Inc., ("ASI") headquartered in Minnesota, with revenues of approximately $125 million. The ASI acquisition, completed in March 1995, and the prospective WCT acquisition will extend the geographic coverage nationwide and together are projected to make FCI the seventh largest long distance carrier in the nation.

     A number of companies, including AT&T, MCI, Sprint and smaller regional long distance companies, compete with FCI and offer interexchange services such as Wide Area Telephone Service ("WATS"), private line and switched message toll. Given the competitive nature of the interexchange service industry, FCI is not aware of its exact market share in any specific market. However FCI does not believe that it holds a dominant market position in any market in which it operates.

  (c) Wireless. The Company is the managing partner of Upstate Cellular Network ("UCN"), which is a partnership with NYNEX Mobile. The partnership operates a cellular system in central and western New York State. Frontier also manages, through a subsidiary, an Alabama cellular partnership and has investments in other cellular properties. Please see the Cellular Property Ownership Table at page 7 for a listing of the various cellular properties which the Company manages or in which it has investment interests.

     Cellular systems generally have at least one competitor in each market.
For example, in the Rochester, New York MSA the other cellular system is Genesee Telephone Company ("GTC") which does business as Cellular One. In 1994 Southwestern Bell acquired a controlling interest in GTC. Additionally, Time Warner Communications has recently begun to resell cellular service in the Rochester, New York MSA. In the cellular industry, competitive characteristics include the geographic coverage area, transmission clarity and the price of the service offerings. The Company believes that the transmission quality of its systems is generally comparable to or better than the quality of its competitor in each market. The Company also competes through pricing packages which provide certain benefits to customers. For example, one pricing package provides significantly reduced roaming rates throughout most of Upstate New York. In addition, the Company's strong geographical service coverage of much of the upstate New York area makes the Company a strong competitor. This coverage, which includes handheld level service in downtown Rochester and in most of its major commuting areas, is believed to be comparable or superior to the coverage of its competitors. Because the Company does not have information regarding its competitors' customer bases, the Company is unable to calculate any specific assessment of its market share in its various markets.

     In addition to UCN, the Company has partnership interests in various other MSAs and RSAs (Rural Service Areas.) Please see the "Cellular Property Ownership Table" on page 7 for a list of the Company's cellular ownership interests and the estimated population in each of the indicated cellular markets. Although in the future the Company may divest itself of selected cellular properties, the Company will continue to seek cellular service growth and expansion. To this end, the Company in 1994 entered into a definitive agreement for the purchase of a partnership which owns the business and assets of a cellular provider serving Minnesota RSA #10. Please also see the discussion of Upstate Partners on pages 2 and 5.

Environmental and Other Matters

     Underground duct systems are often used to house telephone cable. Some of the existing ducts are made of a material containing asbestos. This material poses a potential removal and disposal problem if a realignment of the duct system is necessary due to road construction or similar projects. The Company is in the process of identifying the portions of the duct system that contain this material so necessary action may be taken in a timely fashion to minimize the cost of removal and disposal of such material. The asbestos presents no known health risk as long as it remains buried and undisturbed. It cannot be determined how much of the affected underground duct system will undergo future reconstruction and, therefore, an estimate of the cost of asbestos removal and disposal cannot be made at this time. See Item
3. Legal Proceedings, for discussion of environmental litigation.


Employees and Labor Relations

     As of December 31, 1994, the Company had 4,240 employees, of which 3,156 were employees of the various Telephone Operations businesses, and 1,084 were employees of the various Telecommunication Services businesses. At the Rochester, New York Operating Company, 663 clerical and service workers were represented by the Rochester Telephone Workers Association (RTWA) and 726 craft and clerical employees were represented by the Communications Workers of America
(CWA), Local 1170.

       Under the current three-year contract between Rochester Telephone Corp. and the RTWA, effective August 12, 1994 bargaining unit employees received a 2.0 percent general increase. On February 12, 1995 they will receive a 1.0 percent general increase. The contract provides that they will receive the same amount of increase on February 18, 1996 and February 16, 1997. The RTWA contract will expire on August 12, 1997.

     Under the current three-year contract between Rochester Telephone Corp. and the CWA, effective January 1, 1994 bargaining unit employees received a wage increase of up to 4.5 percent, and on January 1, 1995, those employees received a wage increase of up to 4.25 percent plus a "Cost of Living Allowance" increase based on 70 percent of the movement of the Consumer Price Index above 9.25 percent during the period from November 1992 to November 1994. The CWA contract will expire on January 31, 1996.

     The International Brotherhood of Electrical Workers (IBEW) represents 159 employees at Frontier Communications of New York (previously Highland), 16 employees at Frontier Communications of Sylvan Lake and 11 employees at Frontier Communications of AuSable Valley. On May 25, 1993, Highland and the IBEW entered into a contract which expires February 13, 1997, and provides for an increase of 4 percent in September 1994, 4 percent in September 1995, and no increase thereafter until the contract is renegotiated. On September 29, 1992, Sylvan Lake and the IBEW entered into a three-year contract extension which provides for an increase of 3.0 percent in year one, 3.5 percent in year two, and 5.0 percent in year three of the contract. The current three-year contract between AuSable Valley and the IBEW granted bargaining unit employees an average wage increase of 3.6 percent effective May 1993, and also provides for an
average 3.4 percent wage increase in the final year of the contract.   That
contract will expire May 10, 1995.

     The IBEW also represents 22 employees of Frontier Communications of Michigan (previously C, C & S Telco, Inc.) On October 9, 1994, they entered into a three year contract which granted bargaining unit employees a 3.0 percent increase in October 1994, a 3.0 percent increase in October 1995, a 2.5 percent increase in October 1996 and a 2.25 percent increase in October 1997. That contract will expire October 8, 1997. The IBEW additionally represents 7 employees at Frontier Communications of Illinois (previously Midland), 5 employees at Frontier Communications - Inland, 1 employee at Frontier Communications - Lakeside, 1 employee at Frontier Communications -Prairie, and 4 employees at Frontier Communications of Mt. Pulaski. On November 1, 1994, each of these companies entered into three-year contracts with the IBEW that provided for a $.60 per hour wage increase on November 1, 1994, a $.55 per hour wage increase on November 1, 1995, and a $.50 per hour wage increase on November 1, 1996.

     The CWA, Local 7270, represents 172 employees at Frontier Communications of Minnesota (previously Vista Minnesota). On June 21, 1993, Vista Minnesota and the CWA entered into a three-year contract which provided for a wage increase of
3.0 percent in June 1994, and a minimum of 2 percent in June 1995, with an opportunity to receive, also in June 1995, up to an additional 1.25 percent based upon the performance of the Vista Minnesota telephone operation. The contract expires June 21, 1996. The CWA, Local 7171, represents 93 employees at Frontier Communications of Iowa (previously Vista Iowa). On May 1, 1993, Vista Iowa and the CWA entered into a three-year contract which provides for wage increases of 2.7 percent in May 1994, and a minimum of 2 percent in May 1995, with an opportunity to receive, also in May 1995, up to an additional 1.25 percent based upon the performance of the Vista Iowa telephone operation. The contract expires April 30, 1996.


ITEM 2.   PROPERTIES

     The Company's local exchange service providers own, in their respective operating territories, telephone property which includes: connecting lines between customers' premises and the central offices; central office switching equipment; buildings, land and miscellaneous property; and customer premise equipment.

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

     The Company owns or leases the land and buildings in which its central offices, warehouse space, office and traffic headquarters are located. Frontier Corporation's headquarters are located in a leased seven story building at 180 South Clinton Avenue, Rochester, New York. The lease expires in 2003 and is renewable for two successive ten year periods.

     The Company's interexchange service providers own property in their respective operating territories which includes: fiber optic cable, switching equipment, microwave equipment, real estate and miscellaneous office and work equipment. These providers also lease facilities or transmission capacity from other carriers. The Company's wireless service providers own switching equipment, cell site towers and other site equipment, and miscellaneous office and work equipment.


ITEM 3.   LEGAL PROCEEDINGS

     On June 11, 1992, a group of corporate plaintiffs consisting of Cooper Industries, Inc.; Keystone Consolidated Industries, Inc.; The Monarch Machine Tool Company; Niagara Mohawk Corporation; and Overhead Door Corporation commenced an action in the United States District Court for the Northern District of New York seeking contribution from Rotelcom Inc., a wholly-owned subsidiary of the registrant held through intervening subsidiaries (now named Frontier Network Systems, Inc. or "FNS") and fourteen other corporate defendants for environmental "response costs" in the approximate amount of $1.5 million incurred by the plaintiffs pursuant to a consent decree entered into by plaintiffs with the United States Environmental Protection Agency (the "EPA"). Two additional defendants were named in 1994. In addition to FNS, the current defendants are: Agway, Inc.; BMC Industries, Inc.; Borg-Warner Corporation; Elf Atochem North America, Inc.; Mack Trucks, Inc.; Motor Transportation Services, Inc.; Pall Trinity Micro Corporation; The Raymond Corporation; Redding-Hunter, Inc.; Smith Corona Corporation; Sola Basic Industries, Inc.; Wilson Sporting Goods Company; Phillip A. Rosen; Harvey M. Rosen; City of Cortland; and New York State Electric & Gas Corporation.

     The consent decree concerned the clean-up of an environmental Superfund site located in Cortland, New York. It is alleged that the corporate defendants disposed of hazardous substances at the site and are therefore liable under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The Company anticipates that a final Record of Decision ("ROD") will be issued by the EPA in March 1995 and will prescribe the remediation requirements for the site. The aggregate amount of remediation costs to be incurred by the plaintiffs will be based on the requirements of the ROD. The total cost of remediation at the site is uncertain, although estimates have recently ranged from $25 million and $100 million. There has been no allocation of liability as among or between the plaintiffs or defendants. The extent to which plaintiffs can recover any of these costs from the defendants, including FNS, will be determined at a trial which is scheduled to begin in July 1995. The action is currently in discovery. FNS has been vigorously defending this lawsuit. The Company believes that it will ultimately be successful, but it is unable to predict the outcome with any certainty at this time.

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

     On August 6, 1993, the Rochester, New York operating company filed with Supreme Court, Albany County, its petition pursuant to Article 78 of the New York Civil Practice Law and Rules seeking judicial review of the NYSPSC's Opinion and Order. By order dated October 7, 1993, this proceeding was transferred to the Appellate Division, Third Department. The Company filed its Brief on December 16, 1993. Respondents' briefs were filed on February 28, 1994, and reply briefs were filed on March 16, 1994. Oral argument was held on April 26, 1994. On June 30, 1994, the Appellate Division unanimously upheld the NYPSC's Order. On July 29, 1994, the

Company filed a Notice of Appeal and a Motion for Leave To Appeal with the New York Court of Appeals. On December 8, 1994, the Court of Appeals accepted the Company's appeal and denied the Motion for Leave To Appeal as unnecessary. The Company filed its brief on February 6, 1995. Respondent's briefs are due on March 23, 1995 and the Company's Reply Brief is due April 3, 1995. On February 27, 1995, the NYPSC moved to dismiss the appeal as moot as a result of the Open Market Plan Settlement. The Company filed its opposition to that motion on March 13, 1995, and the motion is now before the Court for decision. The Company is vigorously contesting this case and is of the opinion that it will ultimately prevail, but cannot predict the outcome with any certainty at this time. This royalty issue has been settled for the Rochester, New York operating company for the duration of the Rate Period of the Rate Stabilization Plan, which is part of the Open Market Plan.

     The Regulatory Matters discussion in management's discussion of Business in
Part 1, Item 1, on pages 13 through 16 is incorporated herein by reference.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS


(A) At the Special Meeting of Common Shareowners held on December 19, 1994, the common shareowners voted upon five proposals. The results were as follows:


1. Approval of the Open Market Plan Agreement, the transactions contemplated thereby, and related amendments to the Company's Restated Certificate of Incorporation (the "Certificate").

     For:                                         50,049,132.1750
     Against:                                      1,018,424.4810
     Abstain:                                        640,975.6730
     Broker Non-Vote:                              4,702,811.0000

2. Approval of a Certificate amendment to increase the number of authorized shares of common stock from 100,000,000 to 300,000,000.

    For:                                         51,705,928.9710
    Against:                                      4,179,853.0510
    Abstain:                                        525,561.3070
    Broker Non-Vote:                                    -0-

3. Approval of a Certificate amendment to authorize 4,000,000 shares of a new class of preferred stock.

    For:                                         45,629,722.9470
    Against:                                      5,288,386.5840
    Abstain:                                        791,318.7980
    Broker Non-Vote:                              4,701,915.0000

4. Approval of a Certificate amendment to permit the redemption of shares of common stock to the extent necessary to prevent the loss of any governmental license or franchise held by the Company or any of its subsidiaries.

    For:                                         49,894,414.5340
    Against:                                      1,164,518.0680
    Abstain:                                        650,155.7270
    Broker Non-Vote:                              4,702,255.0000

5. Approval of a Certificate amendment to change the name of the Company to "Frontier Corporation".

    For:                                         53,493,461.3200
    Against:                                      2,149,815.7720
    Abstain:                                        768,066.2370
    Broker Non-Vote:                                    -0-


(B) At the Special Meeting of Preferred Shareowners held on December 19, 1994, the preferred shareowners voted upon one proposal. The results were as follows:


1. Approval of a Certificate amendment to authorize 4,000,000 shares of a new class of preferred stock.

    For:                                         138,001.0000
    Against:                                      20,981.0000
    Abstain:                                       1,661.0000
    Broker Non-Vote:                                  -0-

                                    PART II


ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY
               MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange (Symbol
- - FRO). A stock split in the form of a 100 per cent stock dividend was effected during 1994. The information in the table below is adjusted to reflect the effects of that stock split. The specific information required by this item is as follows:


                                           1994             1993              1992
                                         -------           -------           -------
                            Quarter   High      Low     High     Low     High      Low
                            -------  -------  -------  -------  ------  -------  -------

Highest and lowest
market prices for the           1st   $22.44   $20.25  $ 19.44  $17.32  $ 17.00  $ 15.07
stock by quarter:               2nd    25.25    20.81    21.75   18.25    16.88    14.57
                                3rd    24.75    21.63    24.38    20.50   16.44    15.13
                                4th    24.63    20.50    25.13    21.69   17.88    15.32

Common stock                    1st       $.2025             $.1975           $.1925
dividends declared              2nd        .2025              .1975            .1925
per share:                      3rd        .2025              .1975            .1925
                                4th        .2075              .2025            .1975
                                          ------             ------           ------

Total Dividends per Year                  $.8150             $.7950           $.7750

Number of Shareowners
 (at December 31)
  Individuals                              2,291             20,338           19,731
  Brokers, nominees
  and institutions                           383                421              400
                                         -------            -------          -------

  Total Shareowners                       22,674             20,759           20,131

ITEM 6.  SELECTED FINANCIAL DATA

       The information required by this item should be read in conjunction with the consolidated financial statements and related notes included in Item 14 contained herein, and is as follows (in thousands, except per share data):


                                                        1994         1993        1992         1991        1990
                                                     -----------  ----------  -----------  ----------  ----------

Net Revenues and Sales.............................  $  985,492   $  906,450  $  804,049   $  713,559  $  612,994
Income from Continuing Operations
  (before Extraordinary Items and
  Cumulative Effect of Change in
  Accounting Principle)............................  $  109,934   $   82,720  $   70,503   $   75,289  $   51,935
Consolidated Net Income............................  $  102,737   $   82,720  $   69,431   $   79,046  $   51,935

Earnings per Common Share:
  Income before Extraordinary
  Items and cumulative effect of
  change in accounting principle...................  $     1.50   $     1.21  $     1.04   $     1.15  $     0.86
Extraordinary Items................................         ---          ---  $    (0.02)  $     0.06         ---
Cumulative effect of change
   in accounting principle.........................  $    (0.10)         ---         ---          ---         ---

Earnings per Common Share-Primary                    $     1.40   $     1.21  $     1.02   $     1.21  $     0.86
Earnings per Common Share-Fully
   Diluted.........................................  $     1.40   $     1.20  $     1.02   $     1.21  $     0.85
Cash Dividends Declared per
 Common Share......................................  $    0.815   $    0.795  $   0 .775   $    0.755  $    0.735

Total Assets.......................................  $1,760,951   $1,510,201  $1,513,897   $1,496,737  $1,198,858

Long-Term Debt.....................................  $  578,600   $  492,555  $  525,597   $  591,232  $  363,020


ITEM 7. MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

  The information required by this item is presented in pages 18 through 28 of Exhibit No. 13 of this Form 10-K and is incorporated herein by reference.
Exhibit 13 consists of material located at pages 17 through 48 of the 1994 Financial Review which was provided to shareowners on or about March 13, 1995 and bound together with the proxy statement for the Annual Meeting of Shareowners to be held April 26, 1995.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements, together with the report thereon of Price Waterhouse LLP, dated January 16, 1995, is presented on pages 28 through 46 of Exhibit No. 13 of this Form 10-K and is incorporated herein by reference.
Exhibit 13 consists of material located at pages 17 through 48 of the 1994 Financial Review which was provided to shareowners on or about March 13, 1995 and bound together with the proxy statement for the Annual Meeting of Shareowners to be held April 26, 1995.



ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable



ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Directors

  The information required by this item for the Directors of Frontier Corporation is presented on pages 3 and 4 of the definitive proxy statement provided to shareowners on or about March 13, 1995 in connection with the Annual Meeting of Shareowners to be held April 26, 1995, which is Exhibit 99 to this Form 10-K and is incorporated by reference into this Item 10. Director John R. Block is not standing for re-election. Exhibit 99 consists of the Notice of Meeting plus material located at pages 1 through 16 of the Company's Proxy Statement for the April 26, 1995 Annual Meeting of Shareowners and Financial Review of the 1994 fiscal year.



Executive Officers

  Certain information is set forth below regarding the Executive Officers of the Company as of February 28, 1995. Each Officer serves for a period of one year or until a successor is elected.

                                                           Other Positions Held
Name                        Position and                   During the Past
(Age)                       Offices Held                   Five Years
- ------                      -------------                  ----------------------------
Ronald L. Bittner (53)      Chairman, President            From February 1992 to April
                            and Chief Executive            1993 he was President and Chief
                            Officer since                  Executive Officer.   From May
                            April 1993                     1988 to February 1992 he was
                                                           Executive Vice President and
                                                           President-Telecommunication Group.

Jeremiah T. Carr (52)       President and CEO -            From November 1993 to December
                            Rochester Telephone            1994 he was Corporate Vice President
                            Corp. and President -          and President - Telephone Group.
                            Rochester Telephone            From February 1993 to November
                            Group since                    1993 he was  Corporate Vice President
                            January 1995                   and President Telephone Operations.
                                                           From February 1992 to February 1993
                                                           he was President Rochester Telephone
                                                           Operations.  From October 1991 to
                                                           February 1992 he was President of
                                                           Rotelcom.  From January 1990 to
                                                           October 1991 he was Vice President
                                                           RCI and  Corporate Vice President
                                                           General Manager-NYS, and  President
                                                           Rotelcom. From 1988 to January 1990
                                                           he was Vice President  of Consumer
                                                           Markets-RCI.

Dale M. Gregory (46)        President -                    From November 1993 to December
                            Frontier                       1994 he was Corporate Vice President
                            Communications                 and President - Telecommunication
                            Group since January            Group.     From February 1993 to
                            1995                           November 1993 he was Corporate  Vice
                                                           President and President-Network
                                                           Systems and Services.  From  February
                                                           1992 to February 1993 he was
                                                           Corporate Vice President and
                                                           President-Telecommunication
                                                           Services.  From January 1991 to
                                                           February 1992 he was President-RCI
                                                           Network and Systems.  From March
                                                           1991 to February 1992 he was also
                                                           President, Dale M. Gregory
                                                           Management Consultants, Inc.  From
                                                           June 1988 to March 1991, he was
                                                           President and Chief Operating Officer,
                                                           Advanced  Telecommunications
                                                           Corporation.

                                                           Other Positions Held
Name                        Position and                   During the Past
(Age)                       Offices Held                   Five Years
- ------                      -------------                  ----------------------------
Louis L. Massaro (48)       Corporate Vice                 From February 1993 to  December
                            President since                1994 he was Corporate Vice President
                            December 1994                  and Treasurer.  From September 1991
                                                           to February 1993 he was Corporate
                                                           Vice President and  President-
                                                           Rochester Operations.  From May
                                                           1988 to September 1991 he was
                                                           Vice President-Telecommunication
                                                           Group.

Martin T. McCue (44)        Corporate                     From January 1994 to
                            Vice President                November 1994 he was Vice
                            since December 1994           President/Corporate Planning and
                                                          Legal Services of Rochester Telephone
                                                          Corporation, and from April 1986 to
                                                          December 31, 1993 he was Vice
                                                          President and General Counsel of the
                                                          United States Telephone Association.

John K. Purcell (51)        Corporate                    From February 1993 to November
                            Vice President               1993  he was Corporate Vice
                            since November 1993          President-Planning and
                                                         President-Wireless Operations.  From
                                                         February 1992 to February 1993 he
                                                         was Corporate Vice President-
                                                         Development.  From September 1991
                                                         to February 1992 he was  Corporate
                                                         Vice President-Corporate Partnering
                                                         and Corporate Vice President and
                                                         President-Telephone Subsidiaries.
                                                         From May 1988 to September 1991 he
                                                         was Vice President-Telephone Group.

Janet F. Sansone (49)       President -                  From November 1993 to December
                            Frontier Services            1994 she was Corporate Vice
                            Group since                  President - Human Resources and
                            December 1994                Corporate Services.  From March 1993
                                                         to November 1993 she was Corporate
                                                         Vice President-Human  Resources and
                                                         Excellence.  From July 1991 to March
                                                         1993 she was Manager Management
                                                         and Human Resources  Education,
                                                         General Electric Corporation.  From
                                                         August 1989 to July 1991 she was
                                                         Manager Recruiting and University
                                                         Development, General Electric
                                                         Corporation.

Josephine S. Trubek (52)    Corporate Secretary          From January 1990 to April 1993 she
                            since April 1993             was General Counsel and Secretary.
                                                         From 1982 to January 1990 she was
                                                         Corporate Counsel and Assistant
                                                         Secretary.


As of March 31, 1992, Advanced Telecommunications Corporation was the fourth largest interexchange service provider in the United States and its common stock was traded on the National Market System.

General Electric is one of the largest and most diversified industrial companies in the world. Its businesses include interests in a vast array of industrial products, as well as technology, service and communication entities.

The United States Telephone Association is a leading trade association for the telephone industry.



                                   PART III


ITEM 11.    EXECUTIVE COMPENSATION

  The information required by this item is presented on page 2 of the Company's Proxy Statement (which was provided to shareowners on or about March 13, 1995 in connection with the Annual Meeting of Shareowners to be held on April 26, 1995) under the caption "Compensation of Directors" and on pages 5 through 12 under the captions "Report of Committee on Management", "Performance Graph", "Compensation of Company Management", and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and is incorporated in this report by reference. The Company's Proxy Statement is found at Exhibit 99 to this Form 10-K. Exhibit 99 consists of the Notice of Meeting and material located at pages 1 through 16 of the Company's Proxy Statement for the April 26,1995 Annual Meeting of Shareowners and Financial Review of the 1994 fiscal year.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is presented in the "Management and Directors Stock Ownership Table" and the "Stock Ownership of Certain Beneficial Owners Table" under the caption "Stock Ownership of Management, Directors and Certain Beneficial Owners" on page 4 of the definitive Proxy Statement for the Annual Meeting of Shareowners to be held April 26, 1995, and is incorporated in this report by reference. The Company's Proxy Statement is found at Exhibit 99 to this Form 10-K. Exhibit 99 consists of the Notice of Meeting and material located at pages 1 through 16 of the Company's Proxy Statement for the April 26, 1995 Annual Meeting of Shareowners and Financial Review of the 1994 fiscal year.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Not Applicable



                                    PART IV



ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    1.   Index to Financial Statements

            The financial statements and other information set forth below for the years 1992 through 1994 together with the report thereon of Price Waterhouse LLP dated January 16, 1995, as presented on pages 28 through 48 of Exhibit 13 of Form 10-K, are filed as part of this report:

            Report of Independent Accountants
            Business Segment Information
            Consolidated Statement of Income
            Consolidated Balance Sheet
            Consolidated Statement of Cash Flows
            Consolidated Statement of Shareowners' Equity
            Notes to Consolidated Financial Statements
            Report of Management
            Report of Audit Committee Chairman
            Condensed Six-Year Financial Statements
            Financial and Operating Statistics

       Exhibit 13 consists of material located at pages 17 through 48 of the Company's Proxy Statement for the April 26, 1995 Annual Meeting of Shareowners and Financial Review of the 1994 fiscal year.

       2.   Financial Statement Schedule for the years 1994, 1993 and 1992

          The financial statement schedule listed below should be read in conjunction with the financial statements appearing on pages 29 through 30 of Exhibit No. 13 of this Form 10-K. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown on the financial statements or the notes thereto.

       Report of Independent Accountants on Financial Statement  Schedule

       Valuation and Qualifying Accounts and Reserves - Schedule VIII

       Exhibit 13 consists of material located at pages 17 through 48 of the Company's Proxy Statement for the April 26, 1995 Annual Meeting of Shareowners and Financial Review of the 1994 fiscal year.

       3.   See Exhibit Index for list of exhibits filed with this report.

(b)    Reports on Form 8-K

  The Company filed the following seven reports on Form 8-K during the quarter ended December 31, 1994:


                                                 Financial
SEC Filing Date                Item No.          Statements
- -------------------            --------          ----------

October 11, 1994              5                  None

October 13, 1994              5                  None

October 14, 1994              5                  None

October 15, 1994              5                  None

November 18, 1994             5                  None

November 30, 1994             5                  None

December 28, 1994             5                  None

                     REPORT OF INDEPENDENT ACCOUNTANTS ON

                         FINANCIAL STATEMENT SCHEDULE



To the Shareowners of
Frontier Corporation


Our audits of the consolidated financial statements referred to in our report dated January 16, 1995, appearing on page 28 of Exhibit No. 13 (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP
Rochester, New York
January 16, 1995

FRONTIER CORPORATION
     SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEAR ENDED DECEMBER 31, 1994
     (Table 1 of 3)



In thousands of dollars


                                                Additions
                                         -----------------------
                             Balance at  Charged to  Charged to                Charged to
                             beginning   costs and   other                     Balance at
Description                  of year     expenses    accounts     Deductions   end of year
- ------------                 ----------  ----------  ----------   ----------   -----------

Reserve for uncollectible    $5,078      $13,948     $9,125/(1)/  $21,847/(2)/  $6,304
 accounts                    ======      =======     ===========  ============   ======


Reserve for inventory        $1,663      $   728     $         0   $ 1,916/(3)/  $  475
 obsolescence                ======      =======     ===========  ============   ======
 and shrinkage

Reserve for Insurance        $  184      $    24     $        10  $          0   $  218
                              ======     =======     ===========  ============    ======



/(1)/ Primarily recoveries of uncollectible accounts.

/(2)/ Uncollectible accounts written off.

/(3)/ Primarily obsolete inventory written off.

FRONTIER CORPORATION
     SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEAR ENDED DECEMBER 31, 1993
     (Table 2 of 3)

In thousands of dollars


                                                Additions
                                         -----------------------
                             Balance at  Charged to  Charged to                Charged to
                             beginning   costs and   other                     Balance at
Description                  of year     expenses    accounts     Deductions   end of year
- ------------                 ----------  ----------  ----------   ----------   -----------

Reserve for uncollectible    $2,455      $11,497     $8,531/(1)/  $17,405/(2)/  $5,078
 accounts                    ======      =======     ===========  ============  ======

Reserve for inventory
 obsolescence                $2,049       $1,542      $     (22)  $ 1,906/(3)/  $1,663
 and shrinkage               ======      =======     ===========  ============  ======

Reserve for Insurance        $  526       $ (65)      $        9  $        286  $  184
                             ======      =======      =========== ============  ======



/(1)/ Recoveries of uncollectible accounts.

/(2)/ Uncollectible accounts written off.

/(3)/ Obsolete inventory written off.

FRONTIER CORPORATION
     SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEAR ENDED DECEMBER 31, 1992
     (Table 3 of 3)





In thousands of dollars


                                                Additions
                                         -----------------------
                             Balance at  Charged to  Charged to                Charged to
                             beginning   costs and   other                     Balance at
Description                  of year     expenses    accounts     Deductions   end of year
- ------------                 ----------  ----------  ----------   ----------   -----------

Reserve for uncollectible    $3,144      $ 4,690     $5,238/(1)/  $10,617/(2)/  $2,455
 accounts                    ======       =======    ===========  ============   ======


Reserve for inventory        $  817      $ 2,310     $      (13)   $ 1,065/(3)/  $2,049
 obsolescence                ======       =======    ===========  ============   ======
 and shrinkage

Reserve for Insurance        $  572      $    54     $        __  $   100/(4)/    $  526
                              ======     =======     ===========  ============    ======


/(1)/ Recoveries of uncollectible accounts.

/(2)/ Uncollectible accounts written off.

/(3)/ Obsolete inventory written off.

/(4)/ Payments to settle insurance cases.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FRONTIER CORPORATION
                                (Registrant)

                                 /s/ Ronald L. Bittner
                            By: ________________________________________________
                                 Ronald L. Bittner
                                 Chairman, President and
                                 Chief Executive Officer

                            Date:  March 28, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Ronald L. Bittner                      /s/ Louis L. Massaro
- ------------------------------             -------------------------------------
  Ronald L. Bittner                        Louis L. Massaro
  Chairman, President and                  Corporate Vice President-
  Chief Executive Officer and              Finance (Principal Financial and
  Director                                 Accounting Officer)

  Date:  March 28, 1995                  March 28, 1995

- ------------------------------             -------------------------------------
Patricia C. Barron                         John R. Block

Date:  March 28, 1995                    March 28, 1995


              *                                             *
- ------------------------------             -------------------------------------
Brenda E. Edgerton                         Jairo A. Estrada

Date:  March 28, 1995                    March 28, 1995


              *                                             *
- ------------------------------             -------------------------------------
Daniel E. Gill                             Alan C. Hasselwander

Date:  March 28, 1995                    March 28, 1995

              *
- ------------------------------             -------------------------------------
Douglas H. McCorkindale                    Leo J. Thomas

Date:  March 28, 1995                      March 28, 1995



              /s/ Louis L. Massaro
*By    ___________________________________________    Manually signed  powers
       Louis L. Massaro                               of attorney for each
       Attorney-in-Fact                               Director are attached
                                                      hereto and filed
                                                      herewith pursuant to
                                                      Regulation S-K Item
                                                      601(b)24 as Exhibit 24.

                                 EXHIBIT INDEX

Exhibit
Number   Exhibit                                                       Reference
- -------  -------                                                       ----------------------------------
    3.1  Restated Certificate of                                       Filed herewith.
         Incorporation.

    3.2  By-Laws.                                                      Filed herewith.

    4.1  Agreement to furnish documents                                Filed herewith.
         of subsidiaries.

    4.2  Agreement to Furnish Copies of                                Filed herewith.
         Debt Instruments.

    4.3  Copy of Indenture between the                                 Incorporated by reference to
         Company and Manufacturers                                     Exhibit 4-12 to Form 10-K for the
         Hanover Trust Company,                                        year ended December 31, 1986.
         Trustee, dated as of September 1,
         1986.

    4.4  Copy of First Supplemental                                    Incorporated by reference to
         Indenture to said Indenture,                                  Exhibit 4(b) to Registration
         made by the Company to                                        Statement No. 33-32035.
         Manufacturers Hanover Trust
         Company, as Trustee, dated as of
         December 1, 1989.

    4.5  Copy of 10.46% Non Negotiable                                 Incorporated by reference to
         Convertible Debenture due                                     Exhibit 4-14 to Form 10-K for the
         October 27, 2008 from the                                     year ended December 31, 1988.
         Company to The Walters Trust.

    4.6  Copy of 9% Debenture due                                      Incorporated by reference to
         August 15, 2021.                                              Exhibit 4-16 to Form 10-K for the
                                                                       year ended December 31, 1991.

   10.1  Copy of the Bonus Plan.                                       Incorporated by reference to
                                                                       Exhibit 10-7 to Form 10-K for the
                                                                       year ended December 31, 1986.

  10.2  Copy of the Long Term Disability                              Incorporated by reference to
        Plan together with Amendment                                  Exhibit 10-15 to Form 10-K for
        No. 1 thereto.                                                the year ended December 31,
                                                                      1987.

  10.3  Copy of the Restated                                          Incorporated by reference to
        Management Pension Plan and                                   Exhibit 10-13 to Form 10-K for
        Amendments Nos. 1-5 thereto.                                  the year ended December 31,
                                                                      1988.

  10.4  Form of management contracts                                  Incorporated by reference to
        with each of Mr. Bittner, Mr.                                 Exhibit 10-7 to Form 10-K for the
        Gregory, Mr. Massaro and Mr.                                  year ended December 31, 1993.
        Purcell.

  10.5  Copy of Amendments Nos. 6, 7, 8                               Incorporated by reference to
        and 9 to the Restated                                         Exhibit 10-13 to Form 10-K for
        Management Pension Plan.                                      the year ended December 31,
                                                                      1990.



Exhibit
Number   Exhibit                                                       Reference
- -------  -------                                                       ----------------------------------

   10.6  Copy of the Restated Supplement-                              Incorporated by reference to
         al Management Pension Plan                                    Exhibit 10-14 to Form 10-K for
         and Amendments Nos. 1 and 2                                   the year ended December 31,
         thereto.                                                      1990.

   10.7  Copy of the Restated Performance                              Incorporated by reference to
         Unit Plan.                                                    Exhibit 10-15 to Form 10-K for
                                                                       the year ended December 31,
                                                                       1990.

   10.8  Copy of Joint Venture Agreement                               Incorporated by reference to
         dated as of March 9, 1993 by and                              Exhibit 10-13 to Form 10-K for
         between Rochester Tel Cellular                                the year ended December 31,
         Holding Corporation and New                                   1992.
         York Cellular Geographic Service
         Area, Inc. together with Exhibit A
         thereto.

   10.9  Copy of Definitive Agreement to                               Incorporated by reference to
         Acquire American Sharecom, Inc.,                              Exhibit 99 to the Registrant's
         dated as of November 8, 1994, by                              Form 8-K dated March 22, 1995.
         and between Frontier Corporation
         and American Sharecom, Inc.

  10.10  Copy of Amendments Nos. 10 and                                Incorporated by reference to
         11 to the Restated Management                                 Exhibit 10-19 to Form 10-K for
         Pension Plan.                                                 the year ended December 31,
                                                                       1991.

  10.11  Copy of Amendments Nos. 12 and                                Incorporated by reference to
         13 to the Restated Management                                 Exhibit 10-16 to Form 10-K for
         Pension Plan.                                                 the year ended December 31,
                                                                       1992.

  10.12  Copy of Amendment No. 1 to the                                Incorporated by reference to
         Restated Performance Unit Plan.                               Exhibit 10-21 to Form 10-K for
                                                                       the year ended December 31,
                                                                       1991.

  10.13  Copy of Amendment No. 2 to the                                Incorporated by reference to
         Restated Performance Unit Plan.                               Exhibit 10-20 to Form 10-K for
                                                                       the year ended December 31,
                                                                       1992.

  10.14  Copy of Amendment No. 3 to the                                Incorporated by reference to
         Restated Supplemental                                         Exhibit 10-22 to Form 10-K for
         Management Pension Plan.                                      the year ended December 31,
                                                                       1991.

  10.15  Copy of Amendment No. 4 to the                                Incorporated by reference to
         Supplemental Management                                       Exhibit 10-22 to Form 10-K for
         Pension Plan.                                                 the year ended December 31,
                                                                       1992.

  10.16  Copy of the Restated                                          Incorporated by reference to
         Supplemental Retirement                                       Exhibit 10-23 to Form 10-K for
         Savings Plan and Amendment                                    the year ended December 31,
         No. 1 thereto.                                                1991.



Exhibit
Number   Exhibit                                                       Reference
- -------  -------                                                       ----------------------------------
  10.17  Copy of Amendment No. 2 to the                                Incorporated by reference to
         Supplemental Retirement                                       Exhibit 10-24 to Form 10-K for
         Savings Plan.                                                 the year ended December 31,
                                                                       1992.

  10.18  Copy of the Employee Assistance                               Incorporated by reference to
         Program.                                                      Exhibit 10-25 to Form 10-K for
                                                                       the year ended December 31,
                                                                       1992.

  10.19  Copy of the Tel Flex Plan.                                    Incorporated by reference to
                                                                       Exhibit 10-26 to Form 10-K for
                                                                       the year ended December 31,
                                                                       1992.

  10.20  Copy of the Directors Stock                                   Incorporated by reference to
         Option Plan.                                                  Exhibit 10-27 to Form 10-K for
                                                                       the year ended December 31,
                                                                       1992.

  10.21  Copy of Amendment No. 1 to the                                Incorporated by reference to
         Directors Stock Option Plan.                                  Exhibit 10-42 to Form 10-Q for
                                                                       the quarter ended March 31,
                                                                       1994.

  10.22  Copy of Amendment No. 3 to the                                Incorporated by reference to
         Performance Unit Plan.                                        Exhibit 10-30 to Form 10-Q for
                                                                       the quarter ended March 31,
                                                                       1993.

  10.23  Copy of Amendments Nos. 14, 15                                Incorporated by reference to
         and 16 to the Restated                                        Exhibits 10-31 and 10-32 to Form
         Management Pension Plan.                                      10-Q for the quarter ended June
                                                                       30, 1993.

  10.24  Copy of Amendments Nos. 17 and                                Incorporated by reference to
         18 to the Restated Management                                 Exhibit 10-31 to Form 10-K for
         Pension Plan.                                                 the year ended December 31,
                                                                       1993.

  10.25  Copy of Amendments Nos. 19 and                                Filed herewith.
         20 to the Restated Management
         Pension Plan.

  10.26  Copy of Amendment No. 5 to the                                Incorporated by reference to
         Supplemental Management                                       Exhibit 10-33 to Form 10-Q for
         Pension Plan.                                                 the quarter ended June 30, 1993.

  10.27  Copy of Amendment No. 6 to the                                Incorporated by reference to
         Supplemental Management                                       Exhibit 10-33 to Form 10-K for
         Pension Plan.                                                 the year ended December 31,
                                                                       1993.

  10.28  Copy of the Employees'                                        Incorporated by reference to
         Retirement Savings Plan.                                      Exhibit 10-35 to Form 10-K for
                                                                       the year ended December 31,
                                                                       1993.

  10.29  Copy of Amendment No. 1 to the                                Filed herewith.
         Employees Retirement Savings
         Plan.




Exhibit
Number   Exhibit                                                       Reference
- -------  -------                                                       ----------------------------------
  10.30  Copy of Amendment No. 3 to the                                Incorporated by reference to
         Supplemental Retirement                                       Exhibit 10-35 to Form 10-Q for
         Savings Plan.                                                 the quarter ended June 30, 1993.

  10.31  Copy of Amendment No. 4 to the                                Filed herewith.
         Supplemental Retirement
         Savings Plan.

  10.32  Copy of Amendment No. 2 to the                                Incorporated by reference to
         Long Term Disability Benefit                                  Exhibit 10-36 to Form 10-Q for
         Plan.                                                         the quarter ended June 30, 1993.

  10.33  Copy of the Restated Executive                                Incorporated by reference to
         Stock Option Plan.                                            Exhibit 10-41 to Form 10-Q for
                                                                       the quarter ended March 31,
                                                                       1994.

  10.34  Copy of the Plan for the Deferral                             Filed herewith.
         of Directors Fees.

  10.35  Copy of Amendment No. 3 to the                                Incorporated by reference to
         Long Term Disability Benefit                                  Exhibit 10-40 to Form 10-Q for
         Plan.                                                         the quarter ended September 30,
                                                                       1993.

  10.36  Copy of the Directors' Common                                 Filed herewith.
         Stock Deferred Growth Plan.

     11  Computation of Fully Diluted                                  Filed herewith.
         Earnings Per Share.

     13  1994 Financial Review including                               Filed herewith.
         MD&A, Consolidated Financial
         Statements and Notes to
         Financial Statements.

     21  Subsidiaries of Frontier                                      Filed herewith.
         Corporation.

     23  Consent of Independent                                        Filed herewith.
         Accountant as Experts.

     24  Powers of Attorney for a majority                             Filed herewith.
         of Directors naming Louis L.
         Massaro attorney-in-fact.

     27  Financial Data Schedule                                       Filed herewith.

     99  Proxy Statement for the Annual                                Filed herewith.
         Meeting of Shareowners to be
         held April 26, 1995.