Form 10-Q
period 1995-03-31
FRONTIER CORP /NY/
filed 1995-05-12
CIK 84567

                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1995

                             or

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

$1.00 Par Value Common Stock    81,870,674 shares as of
                                April 30, 1995

                    FRONTIER  CORPORATION

Part I - Financial Information
==============================

Item 1 - Financial Statements

  Presented on the following pages are the consolidated financial statements of Frontier Corporation. In the opinion of management, the consolidated financial information reflects all adjustments necessary for a fair presentation of the financial statements for the interim periods included herein. There have been no adjustments made in the interim financial statements which are not of a normal recurring nature.

                    FRONTIER CORPORATION
              Consolidated Statement of Income
                         (Unaudited)

                                               3 Months Ended March 31,
In thousands, except per share data                 1995       1994
- ----------------------------------------------------------------------
Revenues and Sales                               $283,418     $272,103
- ----------------------------------------------------------------------
Costs and Expenses
Operating expenses                                179,309      171,877
Cost of goods sold                                  4,133        6,381
Depreciation                                       29,911       29,539
Taxes other than income taxes                      10,628       12,086
Acquisition-related charges                         4,750            -
- ----------------------------------------------------------------------
       Total Costs and Expenses                   228,731      219,883
- ----------------------------------------------------------------------
Operating Income                                   54,687       52,220
Interest expense                                   11,704       10,980
Other income and expense:
       Allowance for funds used
        during construction                           326          276
       Gain on sale of subsidiaries                 4,826            -
       Equity earnings from unconsolidated
          wireless interests                          396          197
       Interest income                              3,259          451
       Other income (expense), net                 (1,311)      (1,288)
- ----------------------------------------------------------------------

Income Before Taxes and Cumulative
  Effect of Change in Accounting Principle         50,479       40,876
Income taxes                                       18,804       15,363
Income Before Cumulative Effect of
  Change in Accounting Principle                   31,675       25,513
Cumulative Effect of Change in Accounting
  Principle - accounting for postemployment
  benefits                                              -       (7,197)
- ----------------------------------------------------------------------
Consolidated Net Income                            31,675       18,316
Dividends on preferred stock                          297          297
- ----------------------------------------------------------------------
Income Applicable to Common Stock                $ 31,378     $ 18,019
======================================================================
Dividends on common stock                        $ 16,989     $ 14,815
Average common shares outstanding                  81,932       79,303
Earnings Per Common Share
  Income before cumulative
   effect of change in accounting principle      $    .38     $    .32
  Cumulative effect of change in
   accounting principle                                 -         (.09)
- ----------------------------------------------------------------------
  Net Earnings Per Common Share                  $    .38     $    .23
======================================================================

  See accompanying Notes to Consolidated Financial Statements.

                     FRONTIER CORPORATION
                Business Segment Information
                         (Unaudited)
                                            3 Months Ended March 31,
Dollars in thousands                           1995           1994
- ----------------------------------------------------------------------
Long Distance Communications Services
- -------------------------------------
Revenues                                   $  122,026       $  106,426
Operating Income:
Operating Income Before Acquisition-
 Related Charges                           $   13,891       $   11,781
Acquisition - Related Charges                  (4,750)               -
- ----------------------------------------------------------------------
Total                                      $    9,141       $   11,781
Depreciation                               $    3,752       $    3,569
Capital Expenditures                       $    1,984       $    4,049
Identifiable Assets                        $  224,151       $  199,348

Local Communications Services
- -----------------------------
Revenues:
Rochester, NY Operations                   $   77,579       $   74,688
Regional Operations                            75,216           76,311
- ----------------------------------------------------------------------
Total                                      $  152,795       $  150,999
Operating Income:
Rochester, NY Operations                   $   20,050       $   17,315
Regional Operations                            28,656           26,294
- ----------------------------------------------------------------------
Total                                      $   48,706       $   43,609
Depreciation:
Rochester, NY Operations                   $   13,995       $   14,025
Regional Operations                            11,283           11,403
- ----------------------------------------------------------------------
Total                                      $   25,278       $   25,428
Capital Expenditures                       $   13,981       $   12,847
Identifiable Assets                        $1,228,274       $1,253,455

Wireless Communications Services
- --------------------------------
Revenues                                   $    2,287       $    9,096
Operating Income                           $      311       $      676
Depreciation                               $      274       $      449
Capital Expenditures                       $      343       $      326
Identifiable Assets                        $   90,463       $   66,925

Corporate Operations and Other
- ------------------------------
Revenues                                   $    6,310       $    5,582
Operating Income                           $   (3,471)      $   (3,846)
Depreciation                               $      607       $       93
Capital Expenditures                       $    2,936       $    2,297
Identifiable Assets                        $  250,003       $  115,052

Consolidated
- ------------
Revenues                                   $  283,418       $  272,103
Operating Income                           $   54,687       $   52,220
Depreciation                               $   29,911       $   29,539
Capital Expenditures                       $   19,244       $   19,519
Identifiable Assets                        $1,792,891       $1,634,780
======================================================================

 See accompanying Notes to Consolidated Financial Statements.

                       FRONTIER CORPORATION
                    Consolidated Balance Sheet

                                                March 31,   December 31,
                                                  1995          1994
 In thousands of dollars                      (Unaudited)
- ----------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                     $  316,363    $  317,898
Short-term investments                               297         9,047
Accounts receivable                              182,108       182,602
Material and supplies                              9,276         8,585
Prepayments and other                             29,490        25,947
- ----------------------------------------------------------------------
  Total Current Assets                           537,534       544,079
- ----------------------------------------------------------------------
Property, Plant and Equipment
Total Property, Plant and Equipment            1,773,831     1,777,946
Less-Accumulated depreciation                    812,068       802,662
- ----------------------------------------------------------------------
     Net property, plant and equipment           961,763       975,284
- ----------------------------------------------------------------------
Goodwill                                         157,586       140,455
- ----------------------------------------------------------------------
Deferred and Other Assets                        136,008       126,680
- ----------------------------------------------------------------------
       Total Assets                           $1,792,891    $1,786,498
======================================================================
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Accounts payable                              $  146,087    $  160,447
Notes payable                                         58           106
Advance billings                                  11,614        12,719
Dividends payable                                 17,041        15,487
Long-term debt due within one year                 4,404         4,627
Taxes accrued                                     33,426        14,233
Interest accrued                                  11,613        12,305
- ----------------------------------------------------------------------
  Total Current Liabilities                      224,243       219,924
- ----------------------------------------------------------------------

Long-Term Debt                                   567,090       579,083
- ----------------------------------------------------------------------
Deferred Income Taxes                            108,497       108,646
- ----------------------------------------------------------------------
Deferred Benefits                                 49,320        46,001
- ----------------------------------------------------------------------
Minority Interests                                   351           252
- ----------------------------------------------------------------------
Shareowners' Equity
Common stock                                      81,871        81,871
Capital in excess of par value                   258,438       259,662
Retained earnings                                480,451       468,282
- ----------------------------------------------------------------------
                                                 820,760       809,815
Less-Treasury stock, at cost                         147             -
- ----------------------------------------------------------------------
 Common Shareowners' Equity                      820,613       809,815
Preferred stock                                   22,777        22,777
- ----------------------------------------------------------------------
 Total Shareowners' Equity                       843,390       832,592
- ----------------------------------------------------------------------
  Total Liabilities and Shareowners' Equity   $1,792,891    $1,786,498
======================================================================
  See accompanying Notes to Consolidated Financial Statements.

                       FRONTIER CORPORATION
               Consolidated Statement of Cash Flows
                            (Unaudited)

                                           3 Months Ended March 31,
 In thousands of dollars                      1995           1994
- -------------------------------------------------------------------
Cash Flows from Operating Activities
Income before cumulative effect of
 change in accounting principle            $ 31,675       $  25,513
Cumulative effect of change in
 accounting principle                             -          (7,197)
- -------------------------------------------------------------------
Net Income                                   31,675          18,316
- -------------------------------------------------------------------
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Depreciation and amortization              33,021          35,031
  Gain on sale of company/assets             (4,826)           (467)
  Equity earnings from
   unconsolidated cellular interests           (396)           (197)
  Cumulative effect of change in
   accounting principle                           -          11,072
  Minority interests in net income              107             157
  Changes in operating assets and liabilities,
   exclusive of impacts of purchase acquisitions:
    (Increase) in accounts receivable        (2,939)         (1,144)
    (Increase)/decrease in
      material and supplies                    (616)            740
    (Increase) in prepayments and other
      current assets                         (3,430)         (1,393)
    (Increase) in deferred and other assets  (6,203)         (5,887)
    (Decrease) in accounts payable          (13,064)        (13,013)
    (Decrease) in advance billings           (1,111)         (1,499)
    Increase in accrued interest and taxes   19,769           2,605
    Increase in deferred benefits             3,402           2,536
    (Decrease) in deferred income taxes      (1,057)           (661)
- ------------------------------------------------------------------
        Total Adjustments                    22,657          27,880
- -------------------------------------------------------------------

    Net Cash Provided by Operating
     Activities                              54,332          46,196
- -------------------------------------------------------------------
Cash Flows from Investing Activities
Expenditures for property, plant and
 equipment, net                             (19,299)        (20,049)
Decrease in short-term investments            8,750             192
Investment in unconsolidated cellular
 interests                                     (470)             (8)
Investment in nonaffiliated entities         (2,925)              -
Cash disposed of in sale of company            (196)              -
Purchase of company, net of cash acquired       (18)              -
- ------------------------------------------------------------------
    Net Cash (Used in) Investing
     Activities                             (14,158)        (19,865)
- -------------------------------------------------------------------
Cash Flows from Financing Activities
(Decrease) in notes payable                    (161)           (197)
Proceeds from long-term debt                 46,666           3,080
Repayments of long-term debt                (59,858)        (15,066)
Dividends paid                              (15,733)        (14,056)
Issuance/(purchases) of treasury stock      (10,041)          2,302
Issuance of common stock, net                  (292)        104,018
Capital contribution/(distribution to
shareowners) of pooled company               (2,290)            465
- -------------------------------------------------------------------
    Net Cash (Used in) Provided by
     Financing Activities                   (41,709)         80,546
- -------------------------------------------------------------------
Net (Decrease) Increase in Cash and
 Cash Equivalents                            (1,535)        106,877
Cash and Cash Equivalents at
 Beginning of Period                        317,898          32,151
- -------------------------------------------------------------------
Cash and Cash Equivalents at End of Period $316,363        $139,028
===================================================================

 See accompanying Notes to Consolidated Financial Statements.

                       FRONTIER CORPORATION

            Notes to Consolidated Financial Statements
                            (Unaudited)



Note 1:  Consolidation

  The consolidated financial information includes the accounts of Frontier Corporation and its affiliates (the "Company"). As of January 1995, the Company reports its operations in four segments:
Long Distance Communications Services, Local Communications Services, Wireless Communications Services and Corporate Operations and Other. Previously, the Company reported its operations in only two segments, Telephone Operations and Telecommunication Services. The change in the definition of the Company's segments has been made to better reflect the changing scope of the businesses in which the Company operates. All historical data have been restated accordingly to conform with the new presentation.

  Intercompany transactions have been eliminated except for intercompany profit on regulated company purchases (affiliate sales) from non-regulated affiliates. In the opinion of management, prices charged by the non-regulated affiliates are comparable to prices the regulated companies would be required to pay other suppliers.

Note 2:  Acquisitions/Divestitures

  On March 3, 1995, the Company completed the sale of Ontonagon County Telephone Company in Michigan and its subsidiary, Midway Telephone Company, to Mid-South Communications. The sale resulted from the Company's plans to expand in areas other than Michigan's Upper Peninsula. Annual revenues for Ontonagon and Midway amounted to $3.9 million in 1994, and net income was $.6 million. The sale resulted in a non-taxable gain of $4.8 million, which has been recorded in the "Other income and expense" section of the Consolidated Statement of Income.

  On March 17, 1995, the Company finalized its acquisition of American Sharecom, Inc. (ASI), a long distance company headquartered in Minneapolis, Minnesota. ASI had been one of the largest privately owned long distance companies in the country, with revenues and net income of $123 million and $13 million, respectively, in the 12 month period ended December 31, 1994.
ASI's sales operations are concentrated in the Midwest, Northwest and California. The Company acquired all of the outstanding shares of ASI in exchange for approximately 8.7 million shares of Frontier common stock. The transaction has been accounted for as a pooling of interests and all historical financial data have been restated accordingly. In conjunction with this acquisition, a $4.8 million one-time charge related to various transition and transaction costs of the newly combined companies was recorded in the determination of Operating Income in March 1995.

  On March 29, 1995 the Company completed its purchase of Minnesota Southern Cellular Telephone Company (MSCTC). A total of approximately 867,000 shares of Frontier common stock were reissued from treasury in exchange for all of the shares of MSCTC. MSCTC is the non-wireline cellular provider of service in Minnesota Rural Service Area #10 and serves a population of 227,000 in an area south of Minneapolis. The acquisition has been accounted for as a purchase transaction.

  In May 1994, the Company completed the sale of Minot Telephone Company in Minot, North Dakota to a subsidiary of the Souris River Telecommunications Cooperative. Minot Telephone was the Company's only holding in North Dakota and the Company had reassessed its prospects for expansion in North Dakota. In 1993, annual revenues for Minot amounted to $13.3 million and net income was $2.8 million. The sale of Minot Telephone Company resulted in a $7.1 million after-tax gain, or $.09 per share.

Note 3: Upstate Cellular Network

  In July 1994, Frontier Corporation and NYNEX Corporation combined cellular interests and formed a 50/50 joint venture to operate a cellular network in upstate New York. Financial results for the joint venture have been reported on the equity method of accounting, reflecting Frontier's proportionate share of the joint venture's earnings in the "Other income and expense" section of the Consolidated Statement of Income. Previously, revenues and expenses for these New York State wireless properties had been consolidated.

Note 4:  Income Taxes

  The Company files a consolidated federal income tax return.

  The provision for income taxes consists of the following (in thousands):

                                     3 Months Ended
                                        March 31,
                                    1995           1994
                                 ----------------------
Federal:
  Current                        $17,719        $14,970
  Deferred                       (1,098)         (1,568)
                                 -------        --------
                                 $16,621        $13,402
                                 -------        --------
State:
  Current                        $ 2,142        $ 2,122
  Deferred                            41           (161)
                                --------       ---------
                                   2,183          1,961
                                --------       ---------
  Total                          $18,804        $15,363
                                ========       =========

Deferred income taxes associated with Local Communications Services have not been provided for the flow-through of temporary differences where regulatory agencies permit only taxes actually paid to be recognized. At March 31, 1995, the cumulative balance of tax reductions not previously offset by provisions for deferred federal income taxes amounted to $40 million. Similarly, the cumulative balances of tax reductions not previously offset by provisions for deferred state income taxes amounted to $18 million at March 31, 1995. Consistent with the provisions of Financial Accounting Standards Board Statement No. 109 (FAS 109), "Accounting for Income Taxes," a deferred tax liability and a long-term deferred asset have been recorded to reflect the impact applicable to these cumulative reductions and the future revenue to be recovered when these taxes become payable.

Note 5:  Postemployment Benefits

  In January 1994, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112). FAS 112 requires that projected future costs of providing postemployment, pre-retirement benefits, such as disability, pre-pension leave (salary continuation) and severance pay, be recognized as an expense as employees render service rather than when the benefits are paid. The Company recognized the obligation for postemployment benefits through a cumulative effect charge to net income of $7.2 million, net of taxes of $3.9 million. The adoption of FAS 112 is not expected to significantly impact future operating expense or the Company's cash flow.

Note 6:  Earnings Per Share

  Average common shares outstanding include amounts for common stock equivalents resulting from stock options outstanding at March 31, 1995 and March 31, 1994.

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

Note 8:  Stock Offering

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

Note 9:  Stock Incentive Plans

  At March 31, 1995, the Company had a Directors Stock Option Plan and an Executive Stock Option Plan ("Plans"). Under the Plans, there were originally 3,000,000 option shares available for issuance.

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

  Information with respect to options under the above Plans follows:

                                   Option Price
                      Shares        Per Share         Aggregate
- ----------------------------------------------------------------
Outstanding at
   December 31, 1994  700,705                        $14,086,144

First Quarter Activity:
  Granted             418,800     $21.875            $ 9,161,250
  Exercised              (500)    $15.750-$19.063         (8,206)
  Cancelled            (4,834)    $19.313-$22.688       (102,057)
                      --------                      ------------
Outstanding at
   March 31, 1995    1,114,171                       $23,137,131
                    ==========                       ===========

  At March 31, 1995, 286,295 shares were exercisable and 1,869,516 shares were available for future grant. Shares and option price per share were adjusted for the 2-for-1 split in April, 1994.

  At the April 26, 1995 Annual Meeting of Common Shareowners, two proposals were approved modifying these Plans. The Management Stock Option Plan was amended and renamed the Management Stock Incentive Plan. Under the amended Plan, both stock options and shares of restricted stock may be granted. The restrictions on vesting may include achievement of certain performance goals and/or continued employment with the Company through a specified restricted period.

  The aggregate number of shares of the Company's common stock available for award under this Plan during any calendar year will not exceed one percent of the number of issued shares, including treasury shares, of the Company's common stock.

  In addition, the Directors Stock Option Plan was amended and renamed the Directors Stock Incentive Plan. A maximum of 1,000,000 shares may be issued from that Plan. Under the amended Plan, non-employee directors of Frontier receive annual option grants of 4,000 options, non-employee directors of Frontier subsidiaries receive annually 3,000 options, and non-employee Frontier directors receive annually stock awards of 500 shares. New non-employee Frontier directors receive, additionally, a one-time grant of 1,000 shares which they must retain during their tenure on the Board.

Note 10: Cash Flows

  For purposes of the Statement of Cash Flows, the Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Actual interest paid was $12.4 million and $12.1 million for the three month periods ended March 31, 1995, and March 31, 1994, respectively. In addition, actual income taxes paid were $5.3 million for the three months ended March 31, 1995, and $8.6 million for the three months ended March 31, 1994.

Note 11: Open Market Plan and Corporate Restructuring

  At its public meeting in October 1994, the New York State Public Service Commission (NYSPSC) unanimously approved the Company's Open Market Plan and Corporate Restructuring (Open Market Plan) and subsequently issued a written order in November 1994. This landmark decision resulted in opening up the Rochester, New York local exchange market to competition and simultaneously allowed the Company to form a holding company. The Open Market Plan, including the change of the Registrant's name from Rochester Telephone Corporation to Frontier Corporation, was approved by shareowners in December 1994 and became operational on January 1, 1995.

  As a result of the Open Market Plan, two new companies have been formed from the operating assets of the former Rochester operating telephone company. One company (Frontier Communications of Rochester, Inc.) is a lightly regulated telecommunications company which provides an array of services on a retail basis in the Rochester marketplace. This company has the flexibility to price and introduce services as necessary to compete. The second company (Rochester Telephone Corp.) is a network company which is more heavily regulated and provides services to the new competitive subsidiary company and all other telecommunications providers on an equal basis. The network company also continues to provide services to individual retail customers. This configuration has been established to better meet the current and emerging competition in the marketplace.

  For the seven-year period of the Open Market Plan, Rochester Telephone Corp. will no longer be subject to rate of return regulation. In its place, the company will be subject to price regulation. The local market for telephone service in Rochester is being opened to full competition. Over the course of the seven year Open Market Plan period, rate reductions of $21 million will be implemented for Rochester area consumers. In addition, a total of $17 million will be credited to the depreciation reserve.

  The Open Market Plan temporarily resolves certain financial questions that are linked to the royalty proceeding, a contested proceeding that has been in litigation since 1984. In particular, the NYSPSC has agreed that a royalty will not be imposed by the NYSPSC against the Company or Rochester Telephone Corp. during the seven year period of the Plan, subject to limited exceptions. However, the NYSPSC is not precluded from seeking any royalties pursuant to the Royalty Order, on a prospective basis only, as it may be modified as a result of judicial appeal, subsequent to the expiration of the Open Market Plan. Under the Open Market Plan, the Company is permitted to continue its litigation challenging the Royalty Order, and the Company intends to pursue it to conclusion.

  The Company has also reorganized into a holding company structure as allowed under the Open Market Plan Agreement. This structure provides additional financing flexibility to continue the acquisition and diversification efforts necessary for the long-term growth of the business. In conjunction with this restructuring, certain corporate expenses that had previously been reported in the "Other income and expense" section of the Consolidated Statement of Income have been reclassified as costs and expenses above the "Operating Income" line. In order to be consistent with this change, historical data have also been reclassified. The total amount of corporate expenses that were reclassified for the three month period ended March 31, 1994 was $5.0 million.

Note 12: Commitments and Contingencies

  It is anticipated that the Company will expend approximately $125 million for additions to property, plant, and equipment during 1995. In connection with this capital program, the Company has made certain commitments for the purchase of material and equipment.

  On November 8, 1994, the Company signed a definitive agreement to acquire WCT Communications, Inc., an interexchange carrier based in Santa Barbara, California that operates long distance and telemanagement businesses in California and other western states. Under the definitive agreement, as amended, each public WCT shareowner will receive $5.875 per share pursuant to a cash merger, with the exception of Richard Frockt, WCT's chairman and 24 percent shareholder, who will receive $3.75 per share. Mr. Frockt and Christopher Edgecomb, WCT's Executive Vice President and 7 percent shareholder, have agreed to vote their shares in favor of the merger. The total cash consideration to be paid by Frontier Corporation for all the outstanding shares of WCT will be approximately $79.8 million. When the transaction is consummated, WCT's interexchange operations, which generated $102 million of revenues in its fiscal year ended June 30, 1994, will be merged into Frontier Corporation's long distance operation, Frontier Communications International. The transaction will be accounted for as a purchase acquisition and is subject to necessary regulatory approvals. The expected closing date for the acquisition is in 1995.

  On April 10, 1995, the Company announced it had signed a definitive agreement to enter into a business combination with ALC Communications Corporation, creating the fifth-largest long distance company in the U.S. ALC, through its wholly-owned subsidiary Allnet Communications Services, Inc. provides long distance products and services to small and medium-sized business customers nationwide. ALC, headquartered in Bingham Farms, Michigan, is a publicly-held company whose stock trades on the American Stock Exchange. The combined company is expected to generate consolidated revenues of approximately $2 billion. Under the terms of the merger agreement, each shareholder of ALC will receive 2.0 shares of Frontier stock for each share of ALC stock for a total of approximately 79 million shares of Frontier common stock. The transaction is subject to approval of shareowners of Frontier and ALC and other necessary regulatory approvals and customary conditions. The transaction, which will be accounted for as a pooling of interests, is expected to close in the third quarter of 1995.

  On April 28, 1995, Frontier announced that it had reached a definitive agreement to acquire Enhanced TeleManagement, Inc.
(ETI), a privately-held telecommunication company specializing in the integration and resale of local and long distance services to small and medium-sized business customers. Frontier will pay approximately $27 million in cash in exchange for all of the common shares of ETI. The transaction is subject to the approval of the FCC and the Minnesota Public Utilities Commission, as well as ETI shareowners. It is expected that the transaction will be accounted for as a purchase, and it is estimated that the closing will occur in the third quarter of 1995.

  On May 11, 1995 Frontier announced it had reached a definitive agreement to acquire Schneider Communications, Inc. (SCI) and LinkUSA Corporation (LinkUSA), two Midwest telecommunications companies. SCI serves approximately 11,000 long distance customers in the upper Midwest and LinkUSA, which is owned 80.8 percent by SCI, provides wholesale enhanced services for the long distance industry. The combined annualized revenue of SCI and LinkUSA is approximately $90 million. Frontier will pay cash of approximately $127 million for SCI and the majority ownership in LinkUSA. The transaction, which is expected to occur in the third quarter of 1995, will be accounted for as a purchase acquisition.


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Three Months Ended March 31, 1995 and 1994
- ------------------------------------------

DESCRIPTION OF BUSINESS

  Frontier Corporation  (formerly Rochester Telephone
Corporation) is a diversified telecommunications service company, serving more than 1.5 million customers in 41 states throughout the United States. Frontier
Corporation's principal lines of business include Long
Distance Communications Services, Local Communications
Services (comprised of 34 local telephone companies providing service to over 900,000 access lines in the Northeast, Midwest, and South), cellular and paging operations, and telecommunications equipment sales.


RESULTS OF OPERATIONS

Consolidated
- ------------

  Net income for the first quarter of 1995 amounted to $31.7 million, a $13.4 million increase, or 72.9 percent, over the comparable period in 1994. Earnings per share were $.38 in 1995 versus $.23 in 1994. The results in 1994 included a $7.2 million after-tax charge ($.09 per share) for the adoption of Financial Accounting Standards
Board Statement No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits," related to the accounting for certain employee benefits costs. Excluding this charge in 1994, net income rose 24.2 percent and earnings per share rose 18.8 percent.

  The results for 1995 also included certain one-time items -- a $4.8 million non-taxable gain on the sale of a telephone subsidiary and a $4.8 million pre-tax charge
($3.1 million after taxes) for one-time costs associated with the acquisition of a long distance company completed in March 1995. Excluding all of the one-time items, 1995's first quarter net income rose $4.4 million, or 17.4 percent, to $30.0 million, and earnings per share rose
12.5 percent in the first quarter to $.36 per share in 1995 from $.32 per share in 1994. The number of average common shares outstanding increased 2.6 million shares to
81.9 million shares in the first quarter of 1995 as a result of the Company's equity offering in February 1994.

  Consolidated revenues and sales for the first quarter of 1995 were $283.4 million, up $11.3 million, or 4.2 percent, over the comparable period in 1994. Operating income was $54.7 million for the three months ended March
31, 1995, up $2.5 million, or 4.7 percent, from the same three months in 1994.

  During the first quarter of 1995, two key events occurred that impacted the financial results for prior periods. First, the Company reorganized in holding company form in conjunction with the implementation of its Open Market Plan. (See Note 11 in Notes to Consolidated
Financial Statements.) As a result, certain corporate costs that previously were reported in the "Other income and expense" section have been reclassified and are now being reported in costs and expenses above the "Operating
Income" line. Total corporate costs reclassified in the first quarter of 1994 amounted to $5.0 million.

  In addition to this expense reclassification, the Company has redefined its business segments to better distinguish its primary lines of business. The Company is now reporting its operating results in four segments: Long
Distance Communications Services, Local Communications
Services, Wireless Communications Services, and Corporate
Operations and Other. This classification replaces the previous manner of reporting which reflected only two groups, Telephone Operations and Telecommunications
Services.

  The second event was related to the Company's acquisition in March 1995 of American Sharecom, Inc.
(ASI), a long distance company headquartered in Minneapolis, Minnesota. The Company issued approximately
8.7 million new shares of its common stock in exchange for all of the outstanding shares of ASI. The transaction has been accounted for as a pooling of interests and, accordingly, all historical results have been restated to reflect the results of operations of ASI. ASI's revenues and operating income for the first three months in 1994 were $30.3 million and $5.2 million, respectively.

  In addition to the above-mentioned items, several one-time events have taken place in 1994 and 1995 that have impacted the comparability of the financial results.
These are summarized as follows:

  1. In July 1994, the Company and NYNEX Corporation combined certain cellular interests and formed a 50/50 joint venture to operate a cellular network in upstate
  New York. Financial results of the joint venture have been reported by the Company on the equity method of accounting, reflecting Frontier's proportionate share of the joint venture's earnings in the "Other income and expense" section on the Consolidated Statement of Income. Previously, the revenues and expenses of these wireless operations in New York had been consolidated.
  Revenues included in the first quarter of 1994 for these wireless properties were $8.8 million, while associated operating income was $1.3 million.

  2. In May 1994, the Company sold its only telephone operating company in North Dakota, Minot Telephone, for cash. In the first quarter of 1994, Minot's revenues and operating income were $3.4 million and $1.1 million, respectively.

  3.   In early March 1995, the Company sold Ontonagon
  County Telephone Company and its subsidiary, Midway
  Telephone due to the Company's plans to expand in areas other than Michigan's Upper Peninsula. A non-taxable gain of $4.8 million resulted from the sale and was reported in the "Other income and expense" section of the Consolidated Statement of Income. March 1994's revenues and operating income associated with these properties were $.3 million and $.1 million, respectively.

  4. In March 1995, the Company recorded a $4.8 million charge associated with its acquisition of ASI. This one-time charge related to various transition and transaction costs associated with the assimilation of the newly combined companies, including a provision for redundant equipment, bank and legal fees and projected integration expenses.

  Adjusting for these items, consolidated revenues and operating income rose 9.2 percent and 19.3 percent, respectively, for the first three months of 1995 when compared with the same period in 1994.

Long Distance Communications Services
- -------------------------------------

  Long Distance Communications Services is comprised of the Company's long distance operations, including Frontier
Communications International Inc. (formerly RCI Long
Distance, Inc.), American Sharecom, Inc., Frontier
Communications of the Mid Atlantic, Inc. (formerly Mid
Atlantic Telecom, Inc.), Frontier Communications of New
England, Inc. (formerly Long Distance North), and Frontier
Long Distance (formerly Visions Long Distance). ASI joined this business unit in March 1995, continuing with the growth strategy of expanding nationwide. The acquisition, which was accomplished by issuing approximately 8.7 million shares of Frontier stock in exchange for all of the shares of ASI, was accounted for as a pooling of interests and resulted in the addition of $32.2 million in revenues in the first three months of 1995 versus $30.3 million in the same period in 1994.

  Long distance revenues totaled $122.0 million in the first quarter of 1995, a $15.6 million increase, or 14.7 percent, over the same quarter in 1994. Long Distance
Communications Services comprised 43 percent of consolidated revenues in the first quarter of 1995. The primary factor behind this increase was continued strong growth in the retail and wholesale long distance revenue at Frontier Communications International.

  Costs and expenses for long distance operations increased $13.5 million, excluding the $4.8 million one-time charge related to the acquisition costs for ASI.
This increase is the result of related increases in access costs due to higher sales, and higher marketing and sales expenses. Access costs as a percentage of revenues were approximately 58 percent in 1995 as compare with 59 percent in 1994.

  Excluding the $4.8 million acquisition charge, operating income for long distance rose 17.9 percent to $13.9 million for the first three months of 1995. Without ASI, long distance operating income rose 21.2 percent, reflecting Frontier's continuing focus on improving operating margins. ASI's lower growth rate was partially due to a revenue rate reduction in California that became effective in January 1995. Operating margins increased to
11.4 percent in 1995, excluding the one-time acquisition-related charge, an increase over 1994's operating margin of 11.1 percent.

Local Communications Services
- -----------------------------

  Local Communications Services is comprised of the Company's local telephone operations, consisting of the Rochester, New York operation and the regional telephone operations, which is made up of 33 other telephone operating subsidiaries in 13 states. In addition, the local service revenues and associated expenses generated from the efforts of Frontier Communications of Rochester, the newly formed competitive telecommunications company that provides an array of services on a retail basis in the Rochester marketplace, are included with the Rochester, New York operation. The non-local service revenues resulting from the sales efforts of Frontier
Communications of Rochester, such as those associated with long distance and wireless services, are reported in other segments as appropriate. Consequently, the Local
Communications Services segment includes both wholesale and retail local service associated with the Rochester market.

  Revenues for Local Communications Services were $152.8 million in the three month period ended March 31, 1995, an increase of $1.8 million, or 1.2 percent. This segment accounted for 54 percent of consolidated revenues in 1995.
Results in 1995 were adversely impacted by the dispositions of Minot Telephone in May 1994, and Ontonagon
County Telephone and its subsidiary, Midway Telephone, in March 1995. Adjusting for these items, which amounted to an additional $3.7 million in 1994's first quarter, revenues rose 3.7 percent in the first three months of 1995. Revenues for Rochester, NY Operations rose 3.9 percent in the quarter, driven mainly by higher local service revenues. This increase resulted from lower revenue sharing with customers as was required under the previous form of regulation. Total access lines (adjusted for the dispositions) increased 1.0 percent during the first quarter of 1995 to a total amounting to more than 922,000. The Rochester market showed a strong 1.3 percent growth, primarily a result of higher demand for services in the open market environment.

  Costs and expenses in the first quarter 1995 for Local
Communications Services were $104.1 million, a decrease of $3.3 million, or 3.1 percent over 1994. This decrease was the result of the telephone company dispositions in the Regional Operations and ongoing cost controls. Employees per 10,000 access lines, a common measure of efficiency for telephone companies, was 31 as of March 31, 1995, a significant improvement from 34 a year earlier.

  Operating income was $48.7 million, an increase of $5.1 million, or 11.7 percent over 1994. Operating margins improved from 28.9 percent in 1994 to 31.9 percent in 1995, driven by improvements in both the Rochester
Operations and the Regional Operations.

Wireless Communications Services
- --------------------------------

  Wireless Communications Services is comprised of the Company's wireless operations where it has a sufficient ownership interest to report on a consolidated basis. As of March 31, 1995, this segment included the Alabama RSA's
#4 and #6, of which the Company has a 70 percent interest, and Minnesota RSA #10, of which the Company acquired a 100 percent interest in late March 1995 and accounted for as a purchase transaction.

  The Company's minority interests, including the 50/50 joint venture with NYNEX in upstate New York that was formed in July 1994, are accounted for on the equity method. This method of accounting results in the Company's proportionate share of earnings (losses) being reflected in a single line item below operating income.
Prior to the formation of the wireless joint venture with NYNEX in July 1994, the revenues and expenses of the wireless operations in upstate New York had been consolidated.

  Revenues for Wireless Communications were $2.3 million for the first quarter of 1995, down $6.8 million, or 74.9 percent, from the comparable period in 1994. The 1995 results reflect only the operations of the Alabama cellular properties, whereas the 1994 results reflect revenues associated with the upstate New York wireless properties that are no longer being consolidated subsequent to the formation of the joint venture. Total costs and expenses were $2.0 million in the three months ended March 31, 1995, a decrease of 76.5 percent over 1994. This decrease is consistent with the corresponding decrease in revenues. Operating income for the first quarter of 1995 was $.3 million, a decrease of $.4 million, or 54 percent, over 1994.

  The Company's proportionate share of wireless revenues, reflecting the ownership percentage of wireless interests consolidated for financial reporting purposes and the Company's ownership percentage of its significant unconsolidated wireless interests (which are accounted for on the equity method for financial reporting purposes), was $9.1 million in 1995, an increase of 4.7 percent over the comparable quarter in 1994. The proportionate share of operating cash flow for these properties, defined as operating income plus depreciation, was up 2.2 percent.

  With respect to the wireless joint venture with NYNEX, revenues for the partnership interests in this operation exceeded $17 million during the first quarter of 1995, an increase of 17 percent over 1994. Although operating income was relatively flat year over year, operating cash flow doubled to $3.1 million as a result of standardizing and accelerating depreciation of certain wireless equipment to better reflect the remaining useful lives.

Corporate Operations and Other
- ------------------------------

  Corporate Operations is comprised of the expenses traditionally associated with a holding company, including executive and board of directors expenses, corporate finance and treasury, investor relations, corporate planning and business development. The Other category is comprised primarily of Frontier Network
Systems, or FNS (formerly Rotelcom Inc.), external sales associated with the Company's information technologies operation, Frontier Information Technologies, and intersegment eliminations.

  Revenues in the first quarter of 1995 were $6.3 million, an increase of $.7 million, or 13.0 percent, over 1994.
Essentially all of these revenues pertain to FNS. The increase is due to higher system installation revenue and lower intersegment sales eliminations.

  Total costs and expenses for this segment amounted to $9.8 million, a $.4 million increase, or 3.7 percent, over 1994. Expenses at FNS rose in relation to the increase in sales, while corporate operations expenses were steady at $4.4 million for each of the corresponding three month periods.


Other Income Statement Items
- ----------------------------
  Interest Expense
  ----------------
  Interest expense was $11.7 million in the first quarter of 1995, a $.7 million increase over 1994. This increase is the result of higher balances of long-term debt outstanding, primarily as a result of debt issued as part of the implementation of the Open Market Plan.

  Gain on Sale of Subsidiaries
  ----------------------------
  The $4.8 million gain on sale of subsidiaries in 1995 resulted from the sale of Ontonagon County Telephone
Company and its subsidiary, Midway Telephone, due to the Company's plans to expand in areas other than Michigan's
Upper Peninsula. The Company acquired shares of its own common stock in the transaction, in exchange for all the shares of Ontonagon and Midway. The gain of $4.8 million was non-taxable.

  Equity Earnings from Unconsolidated Wireless Interests
  ------------------------------------------------------
  Equity earnings from the Company's interests in wireless partnerships in the first quarter of 1995 were $.4 million, an increase of $.2 million over 1994. This increase is the result of higher equity earnings from two minority partnerships in Georgia and New York. The equity earnings associated with the Company's joint venture with NYNEX were negligible in the first quarter of 1995, due to changes depreciation expense that were made to standardize lives across the various partnerships.

  Interest Income
  ---------------
  Interest income in the first quarter of 1995 amounted to $3.3 million, an increase of $2.8 million over 1994's first quarter. This increase is primarily the result of higher cash balances related to the equity offering in early 1994, the sale of Minot Telephone in May 1994 and the issuance of debt in December 1994.

     Income Taxes
     ------------
  Consolidated income taxes increased $3.4 million, or
22.4 percent, in the first quarter of 1995. This increase was primarily due to higher pre-tax income. The effective income tax rate was 37.3 percent for the first three months of 1995 as compared with 37.6 percent in 1994.


FINANCIAL CONDITION

Cash and Cash Equivalents
- -------------------------
  At March 31, 1995, the Company had $316.4 million in cash and cash equivalents compared with $317.9 million at December 31, 1994, a modest decrease of $1.5 million.
Cash generated from operations amounted to $54.3 million in the first three months of 1995. Offsetting this was a $14.2 million outflow for investing activities (mainly capital expenditures) and a $41.7 million outflow for financing activities such as debt retirements, dividend payments and treasury stock purchases. See the Consolidated Statement of Cash Flows for additional information.

Debt
- ----
  In April 1995, three of the Company's debt rating agencies put Frontier Corporation's senior unsecured debt under review for potential downgrade. These actions occurred as a result of the Company's announcement to acquire ALC Communications Corp. The agencies acknowledge that although the merger will likely strengthen Frontier's financial position, the increased exposure to the higher risk long distance industry may adversely impact its credit rating. Specifically, on April 11, 1995, Standard
& Poors put Frontier Corporation's A+ senior unsecured debt rating on credit watch with negative implications and also put Rochester Telephone Corp.'s AA senior unsecured debt rating on credit watch with negative implications.
Standard & Poors noted it is unlikely that Rochester
Telephone Corp.'s debt rating will fall below AA-. Also on April 11, 1995, Moody's put Frontier Corporation's A2 senior unsecured debt rating under review for potential downgrade. On April 12, 1995, Fitch placed the Company's
A+ outstanding medium-term notes and senior debentures on Fitch Alert with negative implications. On April 11,
1995, the Company's fourth debt rating agency, Duff &
Phelps, reaffirmed Frontier's A credit rating for outstanding notes and debentures.

  At March 31, 1995, the Company's total debt, including notes payable, amounted to $571.6 million, a decrease of $12.2 million from December 31, 1994. This decrease is mainly the result of the retirement of $7.0 million of 9% debentures (due 2020), and the retirement of $4.5 million of debt associated with the Minnesota wireless property that was acquired at the end of March 1995.

Debt Ratio and Interest Coverage
- --------------------------------
  The Company's debt ratio (total debt as a percent of total capitalization) was 40.4 percent at March 31, 1995 as compared with 41.2 percent at December 31, 1994. This change is due to debt retirements made during the first quarter of 1995. Pre-tax interest coverage was 5.3 times for the first three months of 1995, as compared with 3.7 times for the same period in 1994.

Capital Spending
- ----------------
  During the first quarter of 1995, gross capital expenditures amounted to $19.2 million. The Company plans to spend a total of approximately $125 million on its capital program during the full year in 1995. The total capital program represents an increase of $36 million over 1994. The increase is largely driven by capital requirements associated with the growth of the long distance and wireless operations and the integration of long distance acquisitions.

Dividends
- ---------
  On February 13, 1995, the Board of Directors declared the first quarter 1995 dividend of 20.75 cents per share on the Company's common stock, payable May 1, 1995 to shareowners of record on April 14, 1995.


OTHER ITEMS

Regulatory Matters
- ------------------
  During the seven year period of the Open Market Plan
Agreement which became effective on January 1, 1995, Rochester Telephone Corp. (the operating telephone company in Rochester, New York) will no longer be regulated by the monopoly standard of rate-of-return regulation, but instead by pure price cap regulation. The local market for telephone service in Rochester has been opened up to full competition. Over the course of the seven year period of the Open Market Plan, rate reductions of $21 million will be implemented for Rochester area consumers.
In addition, a total of $17 million will be credited to the depreciation reserve during this seven year period.
Rochester Telephone Corp. can decide when to increase the depreciation reserve, provided that by the end of the first year, the amount shall be at least $5 million and, by the end of the fifth year, the cumulative amount shall be at least $15 million. During the first quarter of 1995, no credits were taken against the depreciation reserve.

Certain Considerations Related to the Open Market Plan
- ------------------------------------------------------
  Management believes there are significant market and business opportunities associated with the Company's Open
Market Plan, described in Note 11 to the Consolidated
Financial Statements. However, there are also uncertainties associated with the Plan and the corporate restructuring. In our opinion, these are the most significant:

     (a)  Increased Competition in the Rochester, New York
     Market. The Open Market Plan is hastening local telephone competition in the Rochester, New York market by providing for (1) the full interconnection of competing local networks including reciprocal compensation for terminating traffic, (2) equal access to network databases, (3) access to local telephone numbers and (4) telephone number portability. Some competitors, such as AT&T, have already begun providing basic local exchange services in the Rochester market. The inherent risk associated with opening the Rochester market to competition is that some customers will purchase services from competitors, which would reduce the number of customers of the Company and potentially cause a decrease in the Company's revenues and profitability. The Company believes, however, that usage of its network following implementation of the Open Market Plan will increase over the long term, and that new revenue will offset, to some extent, the loss of revenues from end-user customers. In the first quarter of 1995, access line growth in Rochester was very encouraging with a 1.3 percent growth, reflecting the stimulation of demand as a result of competition. Increased competition may also lead to additional price decreases for services of the Company, adversely impacting the Company's margins. However, price cap regulation will not require Rochester Telephone Corp. to rebate any additional earnings achieved through operating efficiencies that previously would have been shared with customers. The Open Market Plan allows the Company to anticipate the erosion of its market share in local exchange services on terms that the Company believes will be in the best interests of its customers, employees and shareowners.

     (b)  Risk of Rate Stabilization Plan.  The Rate
     Stabilization Plan incorporated in the Open Market
     Plan Agreement provides for a total of $21 million in rate reductions for Rochester Telephone Corp. over the life of the Agreement. During this time, the rates charged by Rochester Telephone Corp. for basic residential and business telephone service may not be increased for any reason. But, since Rochester
     Telephone Corp. will operate under a price cap environment with no rate of return regulation, the Company will be able to retain the full value of any cost savings it introduces over the life of the plan.
     Even though the rates provided in the Rate
     Stabilization Plan were designed to permit the Company to recover its costs and to earn a reasonable rate of return, there is no assurance that this will occur.

     (c)  Restraints on the Company's Control of Rochester
     Telephone Corp. The Open Market Plan prohibits payment of dividends by Rochester Telephone Corp. to Frontier Corporation if (i) Rochester Telephone
     Corp.'s senior debt has been downgraded to "BBB" by Standard & Poor's ("S&P"), or the equivalent rating by other rating agencies or is placed on credit watch for such a downgrade, or (ii) a service quality penalty is imposed under the Open Market Plan
     Agreement.  Dividends paid to the parent, Frontier
     Corporation, also are prohibited unless Rochester
     Telephone Corp.'s directors certify that such dividends will neither impair Rochester Telephone
     Corp.'s service quality nor its ability to finance its short and long term capital needs on reasonable terms while maintaining an S&P debt rating target of "A". Other financial covenants exist to ensure that Rochester Telephone Corp. will have the financial strength to provide quality service. The Company believes that these conditions will not affect the opportunities for either Frontier Corporation or Rochester Telephone Corp.

     (d) Potential Diversification Risk. The Company is now able to make acquisitions and investments, enter into new lines of business and geographic areas, issue equity securities and incur long-term indebtedness without NYSPSC approval, subject to certain exceptions. The Company may pursue opportunities with both greater potential profits and greater business risk than it could pursue as a telephone company subject to the authority of the NYSPSC. There can be no assurance that any expansion of the Company's business will be successful.
     However, it is the current intention of the Company to engage only in telecommunications-related businesses.

     (e)  Other Considerations.  Because Rochester
     Telephone Corp. and Frontier Communications of
     Rochester will sometimes compete for the same customers, there may be some duplication of sales and service expenses in the consolidated company. Over time, this duplication is expected to reach minimal levels.

Part II - Other Information

Item 1 - Legal Proceedings
- --------------------------
  On June 11, 1992, a group of corporate plaintiffs consisting of Cooper Industries, Inc., Keystone
Consolidated Industries, Inc., The Monarch Machine Tool
Company, Niagara Mohawk Corporation, and Overhead Door
Corporation commenced an action in the United States
District Court for the Northern District of New York seeking contribution from Rotelcom Inc., a wholly-owned subsidiary of the registrant held through intervening subsidiaries (now named Frontier Network Systems Inc. or
"FNS") and fourteen other corporate defendants for environmental "response costs" in the approximate amount of $1.5 million incurred by the plaintiffs pursuant to a decree entered into by plaintiffs with the United States
Environmental Protection Agency (the "EPA"). Two additional defendants were named in 1994. In addition to FNS, the current defendants are: Agway, Inc., BMC
Industries, Inc.; Borg-Warner Corporation;  Elf Atochem
North America, Inc.; Mack Trucks, Inc.; Motor
Transportation Services, Inc.; Pall Trinity Micro
Corporation; The Raymond Corporation;  Redding-Hunter,
Inc.; Smith Corona Corporation; Sola Basic Industries,
Inc.; Wilson Sporting Goods Company; Philip A. Rosen;
Harvey M. Rosen; City of Cortland; and New York State
Electric & Gas Corporation.

  The consent decree concerned the clean-up of an environmental Superfund site located in Cortland, New
York. It is alleged that the corporate defendants disposed of hazardous substances at the site and are therefore liable under the Comprehensive Environmental
Response, Compensation and Liability Act ("CERCLA").  The
Company anticipates that a final Record of Decision
("ROD") will be issued by the EPA which will prescribe the remediation requirements for the site. The aggregate amount of remediation costs to be incurred by the plaintiffs will be based on the requirements of the ROD.
The total cost of remediation at the site is uncertain, although estimates have recently ranged from $25 million and $100 million. There has been no allocation of liability as among or between the plaintiffs or defendants. The extent to which plaintiffs can recover any of these costs from the defendants, including FNS, will be determined at a trial which is scheduled to begin in July 1995. FNS has been vigorously defending this lawsuit. Discovery proceedings against FNS have now been completed and a possible motion for summary judgment is being evaluated by FNS counsel. The Company believes that it will ultimately be successful, but it is unable to predict the outcome with any certainty at this time.

  In its Opinion and Order in Case 87-C-8959, issued July
6, 1993, the NYSPSC, by a three-to-two vote, imposed a royalty upon the Company in the amount of two percent of the total capitalization of the Company's unregulated operations. The NYSPSC justified the royalty on two grounds: first, that ratepayers are entitled to protection from the potential for cost misallocations and increased risk that accompany diversification of the Company's basic telephone business; and second, that the Company's unregulated operations benefit from their use of the Rochester name and reputation. The NYSPSC rejected the Company's statutory and constitutional defenses and concluded that it possessed the authority under the Public
Service Law to impose a royalty and that its imposition is not unconstitutional. Based upon an initial interpretation of the Order, the Company estimates that its potential effect is in the range of $2 million per year. The royalty, if implemented, would be an imputation against the Rochester, New York operating company's revenue requirement from regulated intrastate operations.
The NYSPSC ordered the Rochester, New York operating company to file, by August 5, 1993, an accounting plan to account for the royalty amount, together with a plan for returning such amount to ratepayers. The NYSPSC denied a request for waiver and, on August 5, 1993, the Rochester, New York operating company filed its plan.

  On August 6, 1993, the Rochester, New York operating company filed with Supreme Court, Albany County, its petition seeking judicial review of the NYSPSC's Opinion and Order. By order dated October 7, 1993, this proceeding was transferred to the Appellate Division, Third Department. On June 30, 1994, the Appellate
Division unanimously upheld the Commission's Order.  On
July 29, 1994, the Company filed a Notice of Appeal and a Motion for Leave To Appeal with the New York Court of
Appeals. On December 8, 1994, the Court of Appeals accepted the Company's appeal and denied the Motion for Leave To Appeal as unnecessary. Briefs were filed between February and April 1995. On February 27, 1995, the NYSPSC moved to dismiss the appeal as moot as a result of the Open Market Plan Settlement. The Company filed its opposition to that motion on March 13, 1995. On April 4,
1995, the Court denied the Commission's motion to dismiss without prejudice to renew at oral argument and set the case for oral argument on September 21, 1995. The Company is vigorously contesting this case and is of the opinion that it will ultimately prevail, but cannot predict the outcome with any certainty at this time. This royalty issue has been settled for the Rochester, New York operating company for the duration of the Rate Period of the Rate Stabilization Plan, which is part of the Open
Market Plan.

  Prior to Frontier's acquisition of American Sharecom,
Inc. (ASI) in March 1995, an appraisal proceeding entitled
American Sharecom, Inc. v. LDB International et al,
Minnesota Court of Appeals File No. C9-94-2419 was commenced in connection with a merger which occurred in 1992. In this proceeding, former holders of 57 shares of ASI Common Stock (dissenters) exercised their rights under Minnesota law to challenge the amount they received for their shares in the merger. In November 1994, a Minnesota
District Court directed ASI to pay an additional $4.6 million to the dissenters, plus interest and legal fees.
ASI recorded a $5.3 million contingent liability during the fourth quarter of 1994. Both ASI and the dissenters have appealed the District Court decision to the Minnesota
Court of Appeals.

  On April 10 and 11, 1995, three lawsuits were commenced against ALC Communications Corporation as a result of its announced merger with Frontier Corporation. In two of those actions, each filed in the Court of Chancery of the State of Delaware, in and for New Castle County by Martin
Mayers and Mordecai Cohen, respectively, Frontier
Corporation has been named as a defendant, although not yet served with process. The lawsuits purport to be class actions brought on behalf of all ALC stockholders against ALC and its directors. Among other things, the complaints seek to enjoin the business combination and/or to obtain an award of damages. Frontier Corporation believes these actions to be without merit and will defend itself vigorously if and when it has been served with process.

  The Regulatory Matters discussion in Management's
Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 is incorporated herein by reference.

Item 2 - Changes in Securities
- ------------------------------
  The Board of Directors of Frontier Corporation declared a dividend of one preferred share purchase right for each outstanding share of common stock to shareowners of record on April 24, 1995. Each right entitles the holder to purchase one one-hundredth of a share of Series A Junior
Participating Class A Preferred Stock, par value $100 per share. For more information, see the Company's Form 8-K filed with the Commission on April 11, 1995, which is hereby incorporated by reference.

Item 4 - Submission of Matters to a Vote of Security
         Holders
- ----------------------------------------------------

      The Annual Meeting of Shareowners was held on April
26, 1995 for the purpose of electing a board of directors, approving the appointment of auditors, and voting on the proposals described below.

      All of management's nominees for Directors as listed in the proxy statement were elected with the following vote:

                                  For               Against

1.    Patricia C. Barron      62,211,578            457,924
2.    Ronald L. Bittner       62,215,176            454,326
3.    Raul E. Cesan           62,156,481            513,021
4.    Brenda E. Edgerton      62,206,804            462,698
5.    Jairo A. Estrada        62,238,592            430,910
6.    Daniel E. Gill          62,140,081            529,421
7.    Alan C. Hasselwander    62,246,883            422,620
8.    Douglas H. McCorkindale 62,249,055            420,447
9.    Leo J. Thomas           62,239,541            429,961

      The appointment of Price Waterhouse, LLP as independent auditor for the fiscal year 1995 was approved with the following vote:

                                                      Broker
            For       Against       Abstain        Non-Votes
      ------------------------------------------------------
      62,032,774      323,538       313,190            None

  The Management Stock Incentive Plan proposal, to expand the group of key employees eligible to participate and add restricted stock as a component of compensation, was approved with the following vote:

                                                      Broker
           For        Against       Abstain        Non-Votes
      ------------------------------------------------------
      48,168,430      7,616,112     1,189,580      5,695,380

  The Directors Stock Incentive Plan proposal, to expand the group of eligible participants to include non-employee Directors of the Company's subsidiaries and to authorize the award of stock grants to the Directors of the Company (but not Directors of its subsidiaries), was approved with the following vote:

                                                      Broker
           For        Against        Abstain       Non-Votes
      ------------------------------------------------------
      56,936,612      4,450,812      1,272,409         None


Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

 (a)  Exhibits

     3       Amendment to Restated Certificate of Incorporation

     10-37    Copy of Directors Stock Incentive Plan

     10-38    Copy of Management Stock Incentive Plan

     11       Computation of Earnings per
              Share of Common Stock on a Fully Diluted
              Basis (Unaudited)

     27      Financial Data Schedule


 (b)  Reports on Form 8-K filed during the quarter.

February 13, 1995 - The following event was reported:

  Item 2. Frontier Corporation entered into agreements with WCT Communications, Inc. and American Sharecom, Inc.
to acquire the stock of each company. The report contained Frontier Corporation's 1994 Consolidated
Financial Statements and Management's Discussion and
Analysis and American Sharecom, Inc.'s Audited Financial
Statements as of October 31, 1994 and 1993 and July 31,
1993.  Also filed were Unaudited Combined Pro Forma
Consolidated Financial Statements and the Notes to
Unaudited Pro Forma Combined Financial Statements for
Frontier Corporation, WCT Communications, Inc. and
American Sharecom, Inc.

The following financial statements were filed with this report:
     Frontier Corporation:
          Management's Discussion of Results of Operations
           and Analysis of Financial Condition
          Report of Independent Accountants
          Business Segment Information
          Consolidated Statement of Income
          Consolidated Balance Sheet
          Consolidated Statement of Cash Flows
          Consolidated Statement of Shareowners' Equity
          Notes to Consolidated Financial Statements
     American Sharecom, Inc.:
          Report of Independent Auditors
          Consolidated Statements of Financial Position: October
           31, 1994 and July 31, 1993
          Consolidated Statements of Operations: Year Ended
           October 31, 1994,
          Three Month Period Ended October 31, 1993
           and Year Ended July 31, 1993
          Consolidated Statements of Cash Flows: Year Ended
           October 31, 1994,
          Three Month Period Ended October 31, 1993 and Year
           Ended July 31, 1993
          Notes to Consolidated Financial Statements:  October
           31, 1994 and July 31, 1993

     Unaudited Pro Forma Combined Financial Information
          Frontier Corporation, WCT Communications, Inc. and
           American Sharecom, Inc. - Unaudited Pro Forma Combined Balance Sheet: December 31, 1994
          Frontier Corporation and WCT Communications, Inc. -
           Unaudited Pro Forma Combined Statement of Income (Frontier Corporation Pro Forma): Year Ended December 31, 1994
          Frontier Corporation and American Sharecom, Inc. -
           Unaudited Pro Forma Combined Statement of Income:
           Years Ended December 31, 1993 and 1992
          Frontier Corporation - Notes to Unaudited Pro Forma
           Combined Financial Statements

February 22, 1995.  The following event was reported:
- ----------------------------------------------------
  Item 5. The terms of the WCT Communications, Inc. acquisition agreement were renegotiated, resulting in a proposed payment of approximately $79.8 million in cash for all the shares of WCT.

The following financial statements were filed with this item:
None.

February 28, 1995.  The following event was reported:
- ----------------------------------------------------
  Item 5.  The definitive agreement for WCT Communications, Inc.
was finalized and signed, subject to approval of respective boards of directors.

The following financial statements were filed with this item:
None.

March 22, 1995.  The following event was reported:
- -------------------------------------------------
  Item 2. The acquisition of American Sharecom, Inc. was closed on March 17, 1995.

The following financial statements were filed with this item:
None.

April 10, 1995.  The following event was reported:
- -------------------------------------------------
  Item 5.  Frontier Corporation and ALC Communications
Corporation announced they have entered into an Agreement and Plan of Merger.

The following financial statements were filed with this item:
None.

April 11, 1995.  The following event was reported:
- -------------------------------------------------
  Item 5. Frontier Corporation declared a dividend of one preferred share purchase right for each outstanding share of common stock to shareowners of record on April 24, 1995.

The following financial statements were filed with this item:
None.

April 12, 1995.  The following event was reported:
- -------------------------------------------------
  Item 2.  Supplementary Consolidated Financial Statements and
Supplementary Management's Discussion and Analysis were filed showing the acquisition of American Sharecom, Inc. using "pooling of interests" accounting treatment.

The following financial statements were filed with this report:

     Supplementary Management's Discussion of Results of
      Operations and Analysis of Financial Condition
     Supplementary Report of Independent Accountants
     Supplementary Business Segment Information
     Supplementary Consolidated Statement of Income
     Supplementary Consolidated Balance Sheet
     Supplementary Consolidated Statement of Cash Flows
     Supplementary Consolidated Statement of Shareowners' Equity
     Supplementary Notes to Consolidated Financial Statements

April 27, 1995.  The following event was reported:
- -------------------------------------------------
  Item 2. As reported previously, Frontier Corporation and ALC Communications Corporation have entered into an Agreement and Plan of Merger. Filed by this report are Unaudited Combined Pro Forma Consolidated Financial
Information and the Notes to Unaudited Pro Forma Combined
Financial Statements for Frontier Corporation and ALC
Communications Corporation.

The following financial statements were filed with this report:

Unaudited Pro Forma Combined Financial Information

     Frontier Corporation and ALC Communications Corporation
     - Unaudited Pro Forma Combined Balance Sheet: March 31, 1995

     Frontier Corporation and ALC Communications Corporation
     - Unaudited Pro Forma Combined Statement of Income: Three
       Months Ended March 31, 1995 and 1994

     Frontier Corporation and ALC Communications Corporation
     - Unaudited Pro Forma Combined Statement of Income:  Years
       Ended December 31, 1994, 1993 and 1992

     Frontier Corporation - Notes to Unaudited Pro Forma Combined
       Financial Statements

May 9, 1995.  The following event was reported:
- ----------------------------------------------
  Item 2. Amendments and exhibits and schedules to Exhibit 2-1 filed with the Form 8-K on March 22, 1995, together with a refiled Exhibit 2-1, were filed on this Form 8-K/A.

     The following financial statements were filed with this item: None.

                             SIGNATURES


    Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  FRONTIER CORPORATION
                      ------------------------------------
                                      (Registrant)






Dated: May 12, 1995                 /s/ Louis L. Massaro
                               --------------------------------
                               Louis L. Massaro
                               Corporate Vice President Finance
                               (and Principal Financial Officer)

                             INDEX TO EXHIBITS

Exhibit
Number                Description
- ----------------------------------------------------------------------



3        Amendment to Restated Certificate        Filed herewith
          of Incorporation

10-37    Directors Stock Incentive Plan            Filed herewith


10-38    Management Stock Incentive Plan            Filed herewith


11       Statement re:  Computation of Earnings     Filed herewith
         per Share of Common Stock on a
          Fully Diluted Basis (Unaudited)


27        Financial Data Schedule