Form 10-K/A
period 1994-12-31
FRONTIER CORP /NY/
filed 1995-07-14
CIK 84567

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ------------
                                  FORM 10-K/A
                                Amendment No. 1
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange on
  Title of Class                      which registered
- -----------------                     ----------------
  Common Stock, par value
  $1.00 per share                     New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "Form 10-K") as set forth below:


                                    PART I

ITEM 1.   BUSINESS


          Item I is hereby amended and restated in its entirety as follows:


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


     The long distance industry is dominated on a volume basis by the nation's three largest long distance providers, AT&T, MCI and Sprint, which generate an aggregate of approximately 84 percent of the nation's long distance revenue of approximately $61 billion. In each of its markets FCI competes with AT&T, MCI and Sprint, as well as with other national and regional long distance companies, for intercity communications transmission services such as 1+, dedicated access, 800 service and private line service. The primary bases for competition in the long distance business are pricing, product offering, and service. One element of service includes billing and customer information. FCI provides long distance services at prices often below the three large carriers, but generally above smaller third-tier carriers. In addition to basic long distance, 800 services, and private line services, FCI products include prepaid calling card services and operator services. FCI's prepaid calling card product has expanded the markets for such products through its use of innovative technology, and is designed to meet standard needs while at the same time offering enhanced audio-text services to users. Although FCI does not currently offer some of the enhanced voice or data services provided by the three large carriers (such as frame relay and ATM), it is able to meet the needs of its targeted general business and residential markets. The Company intends to compete aggressively in the long distance business.

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


     Under the current three-year contract between Rochester Telephone Corp. and the CWA, Local 1170, effective January 1, 1994 bargaining unit employees received a wage increase of up to 4.5 percent, and on January 1, 1995, those employees received a wage increase of up to 4.25 percent plus a "Cost of Living Allowance" increase based on 70 percent of the movement of the Consumer Price Index above 9.25 percent during the period from November 1992 to November 1994. The CWA contract will expire on January 31, 1996.

     The International Brotherhood of Electrical Workers (IBEW) represents 159 employees at Frontier Communications of New York (previously Highland), 16 employees at Frontier Communications of Sylvan Lake and 11 employees at Frontier Communications of AuSable Valley. On May 25, 1993, Highland and the IBEW,
Local 503, entered into a contract which expires February 13, 1997, and provides for an increase of 4 percent in September 1994, 4 percent in September 1995, and no increase thereafter until the contract is renegotiated. On September 29, 1992, Sylvan Lake and the IBEW, Local 320, entered into a three-year contract extension which provides for an increase of 3.0 percent in year one, 3.5 percent in year two, and 5.0 percent in year three of the contract. The current three-year contract between AuSable Valley and the IBEW, Local 2176, granted bargaining unit employees an average wage increase of 3.6 percent effective May 1993, and also provides for an average 3.4 percent wage
increase in the final year of the contract.   That contract will expire May 10,
1995.

     The IBEW, Local 51, represents 22 employees of Frontier Communications of Michigan (previously C, C & S Telco, Inc.) On October 9, 1994, they entered into a three year contract which granted bargaining unit employees a 3.0 percent increase in October 1994, a 3.0 percent increase in October 1995, a 2.5 percent increase in October 1996 and a 2.25 percent increase in October 1997. That contract will expire October 8, 1997. The IBEW additionally represents through its Local 1106, 7 employees at Frontier Communications of Illinois (previously Midland), 5 employees at Frontier Communications - Inland, 1 employee at Frontier Communications - Lakeside, 1 employee at Frontier Communications
- -Prairie, and 4 employees at Frontier Communications of Mt. Pulaski. On November 1, 1994, each of these companies entered into three-year contracts with the IBEW that provided for a $.60 per hour wage increase on November 1, 1994, a $.55 per hour wage increase on November 1, 1995, and a $.50 per hour wage increase on November 1, 1996.


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


     The Company believes that its labor relations are, overall, very good. Since 1980, the Company has only experienced two minor work stoppages, both involving contract negotiations between the Rochester, New York Operating Company and the CWA, Local 1170. On February 16, 1984, the Rochester, New York Operating Company experienced a six (6) hour work stoppage and on February 16-18, 1987, the Rochester, New York Operating Company experienced a work stoppage of a little more than two (2) days in duration.

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


     The consent decree concerned the clean-up of an environmental Superfund site located in Cortland, New York. It is alleged that the corporate defendants disposed of hazardous substances at the site and are therefore liable under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). Frontier Network Systems has not been named as a Potentially Responsible
Party under CERCLA, does not consider itself a Potentially Responsible Party, and has denied liability for the site. The Company anticipates that a final Record of Decision ("ROD") will be issued by the EPA in March 1995 and will prescribe the remediation requirements for the site. The aggregate amount of remediation costs to be incurred by the plaintiffs will be based on the requirements of the ROD. The total cost of remediation at the site is uncertain, although estimates have recently ranged from $25 million and $100 million. There has been no allocation of liability as among or between the plaintiffs or defendants. The extent to which plaintiffs can recover any of these costs from the defendants, including FNS, will be determined at a trial which is scheduled to begin in July 1995. The action is currently in discovery. FNS has been vigorously defending this lawsuit. The Company believes that it will ultimately be successful, but it is unable to predict the outcome with any certainty at this time.

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

ITEM 7. MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION


Item 7 is hereby amended and restated in its entirety as follows:

________________________________________________________________________________
DESCRIPTION OF BUSINESS

Frontier Corporation (formerly Rochester Telephone Corporation) is a diversified telecommunications company, serving more than 1.5 million customers in 32 states throughout the United States. Frontier Corporation's principal lines of business are reported in two segments: Telecommunication Services and Telephone Operations. Telecommunication Services includes Frontier's long distance operations, cellular and paging operations, and telecommunications equipment sales. Telephone Operations is comprised of 36 local telephone companies providing service to over 900,000 access lines in the Northeast, Midwest and South.

________________________________________________________________________________
1994 OVERVIEW

Frontier Corporation (the Company) completed a landmark year in 1994, both financially and organizationally. Revenues increased 8.7 percent to just under $1 billion, and operating income surpassed $200 million for the first time in the Company's history. Earnings per share increased 23.9 percent in 1994 to $1.50 per share, before the impact of a change in accounting for certain employee benefits. Significantly, late in 1994, the Company secured state regulatory and shareowner approval of an unprecedented plan to open the Rochester, New York local service market to competition in return for local service "price cap" regulation in the Rochester market and approval for the formation of a holding company. The new regulatory plan for Rochester, New York removes the limit on earnings that was present under "rate of return" regulation for the duration of the plan. Finally, in recognition of the changing nature and expanding geographic presence of the Company, our shareowners approved changing the name of our company to Frontier Corporation.

FINANCIAL HIGHLIGHTS

The Company continued its recent pattern of substantial growth, driven mainly by its competitive long distance business which had revenues of $334 million in 1994, an increase of $71.5 million, or 27.2 percent, over 1993. Overall, Frontier Corporation's revenue mix continues to shift away from dependence upon regulated revenue sources and more toward non-regulated revenue streams, with the Telecommunication Services segment accounting for 38 percent of total revenue in 1994. This compares to 29 percent in 1992. As a result of the diversification efforts of the Company over the past several years, the Rochester, New York operating telephone company accounted for only 31 percent of total revenues in 1994, down from 46 percent in 1990.


  Operating income for 1994 was $223.3 million, which represents an increase of
14.5 percent over 1993. Consolidated net income reached an all time high in 1994 at a level of $102.7 million, a 24.2 percent increase over 1993. The percentage growth in net income was significantly higher than the corresponding percentage growth in operating income due to the combined impact of lower borrowing costs ($3.0 million), higher investment income ($5.0 million) and the sale of our only regional telephone company in North Dakota, which resulted in an $11.3 million pre-tax gain. Including a one-time charge relating to a change in the method of accounting for certain post-employment benefits, earnings per share were $1.40 for the year. Excluding both the one-time charge for the accounting change and the gain from the sale of the telephone company in North Dakota, earnings per share were also $1.40, an increase of 15.7 percent over 1993.

  The number of common shares outstanding in 1994 was impacted by two events. In February 1994, the Company sold 5.4 million shares of its common stock at $42 per share in a public offering. As part of the offering, 2.5 million new primary shares were issued and sold directly by the Company and 2.9 million shares were sold by C FON Corporation, a subsidiary of Sprint Corporation. In April 1994, the Company implemented a 2-for-1 split of the Company's common stock, effected in the form of a 100 percent stock dividend with no change in the $1.00 per share par value. All historical share and per share data have been retro-actively adjusted to reflect the split, unless specifically indicated otherwise.

CORPORATE NAME CHANGE AND RESTRUCTURING
In December 1994, upon receiving shareowner approval, the Company reorganized as a holding company and changed its name from Rochester Telephone Corporation to Frontier Corporation. The new name reflects not only the pioneering heritage of our past but also our willingness to embrace the challenges of the future. The name also symbolizes the change from a company focused primarily in Rochester, New York to a company that is expanding geographically and currently operates in 32 states.




________________________________________
26 Financial Review Frontier Corporation

  Also in December 1994, shareowners approved an unprecedented and landmark restructuring plan, referred to as the Open Market Plan Agreement, between the Company, the staff of the New York State Public Service Commission (PSC), and certain other interested parties. This seven year Agreement, with an effective date of January 1, 1995, was approved by the PSC on October 13, 1994 and allowed the Company to permanently reorganize into a holding company structure. The restructuring into a holding company allows the Company to pursue acquisitions and diversification initiatives without many of the financial and regulatory constraints present under its prior corporate status. Under the Agreement, the Rochester, New York local exchange market has been opened to competition. The Rochester, New York operating company, which formerly was subject to rate of return regulation, will operate under "price" regulation for the life of the agreement. This removes the limit on the Rochester operating company's earnings that was present under rate of return regulation.

  Frontier Corporation (formerly Rochester Telephone Corporation) now owns directly or indirectly all of the stock of:

 . Rochester Telephone Corp., a new regulated telephone and network transport company which holds virtually all of the local service assets used in Rochester, New York market. Rochester Telephone offers retail local telephone service and also markets wholesale network services and other services to other retail providers of telecommunication services in the Rochester market,

 . Frontier Communications of Rochester, Inc., a new retail provider of telecommunication services to residential and business customers located in the Rochester, New York market,

 . Frontier Information Technologies Inc. (formerly Distributed Solutions, Inc., or DSI), an existing subsidiary of the Company, providing computer, billing and other information processing services primarily to the Company's affiliates,

 . Frontier Communications International Inc. (formerly RCI Long Distance, Inc.), an existing subsidiary of the Company providing long distance telecommunication services to business and residential customers, and

 . the Company's other existing subsidiaries, including our wireless operations and 35 companies which provide local telephone service outside the Rochester, New York market, as well as companies that provide telecommunication equipment and services in the Rochester market and other markets.

  Renamed as Frontier Corporation after shareowner approval on December 19, 1994, the Company is entitled to issue securities and effect acquisitions or expand existing lines of business without obtaining the approval of the PSC, subject only to the same exceptions as any other holding company operating in New York State. As a result, the Company should be able to respond more quickly to customer needs and new opportunities.

  The establishment of Frontier Communications of Rochester, Inc. allows us to provide integrated communications services to customers. Frontier Communications of Rochester will buy network access from Rochester Telephone Corp. or other carriers, and package these services with its own and others' product lines such as long distance, wireless, data services and voice mail. Initially, Frontier Communications of Rochester's customer base includes Centrex and digital private line customers previously serviced by the former Rochester local operating company. Beginning on January 1, 1995, Frontier Communications of Rochester and other competitors were authorized to compete for local service customers from Rochester Telephone Corp.'s current customer base. Frontier Communications of Rochester intends to create value by becoming the single point of contact for sales and service for its customers. Its competitive strength will be the ability to create market-demanded packages of telecommunications products and services, and to provide a single bill for all of these services. While its services will initially be limited to customers in the Rochester, New York market, Frontier Communications anticipates that it may offer its services elsewhere.

CERTAIN CONSIDERATIONS RELATED TO THE OPEN MARKET PLAN

Management believes there are significant market and business opportunities associated with the Company's Open Market Plan. However, there are also uncertainties associated with the Plan and the corporate restructuring. In our opinion, these are the most significant:

(a) Increased Competition in the Rochester, New York Market. The Open Market Plan is expected to hasten local telephone competition in the Rochester, New York market by providing for (1) the full interconnection of competing local networks including reciprocal compensation for terminating traffic, (2) equal access to network databases, (3) access to local telephone numbers and (4) telephone number portability. Some competitors have already announced an intention to provide basic local exchange services in the Rochester market. The inherent risk associated with opening the Rochester market to competition is that some customers will purchase services from competitors, which would reduce the number of customers of the Company and potentially cause a decrease in the Company's revenues and profitability. The Company believes, however, that usage of its network following implementation of the Open Market Plan will increase, and that new revenue will offset, to some extent, the loss of revenues from end-user customers. Increased competition may also lead to additional price





                                       _________________________________________
                                       Financial Review  Frontier Corporation 27
decreases for services of the Company, adversely impacting the Company's margins. However, price cap regulation will not require Rochester Telephone Corp. to rebate any additional earnings achieved through operating efficiencies that previously would have been shared with customers. Moreover, services in the Rochester, New York market are already subject to competition. This trend will probably continue with or without the Open Market Plan. The Open Market Plan allows the Company to anticipate the erosion of its market share in local exchange services on terms that the Company believes will be in the best interests of its customers, employees and shareowners.

(b) Risk of Rate Stabilization Plan. The Rate Stabilization Plan incorporated in the Open Market Plan Agreement provides for a total of $21 million in rate reductions for Rochester Telephone Corp. over the life of the Agreement. During this time, the rates charged by Rochester Telephone Corp. for basic residential and business telephone service may not be increased for any reason. But, since Rochester Telephone Corp. will operate under a price cap environment with no rate of return regulation, the Company will be able to retain the full value of any cost savings it introduces over the life of the plan. Even though the rates provided in the Rate Stabilization Plan were designed to permit the Company to recover its costs and to earn a reasonable rate of return, there is no assurance that this will occur. The effect on the Company's results of operations cannot be predicted because of uncertainty about Rochester Telephone Corp.'s network usage and its costs.

(c) Restraints on the Company's Control of Rochester Telephone Corp. The Open Market Plan Agreement limits the number of inside directors on the Board of Directors of Rochester Telephone Corp. and the ways in which its officers and senior management employees are compensated. The Open Market Plan also prohibits payment of dividends by Rochester Telephone Corp. to Frontier Corporation if (i) Rochester Telephone Corp.'s senior debt has been downgraded to "BBB" by Standard & Poor's ("S&P"), or the equivalent rating by other rating agencies or is placed on credit watch for such a downgrade, or (ii) a service quality penalty is imposed under the Open Market Plan Agreement. Dividends paid to the parent, Frontier Corporation, also are prohibited unless Rochester Telephone Corp.'s directors certify that such dividends will neither impair Rochester Telephone Corp.'s service quality nor its ability to finance its short and long term capital needs on reasonable terms while maintaining an S&P debt rating target of "A". Other financial covenants exist to ensure that Rochester Telephone Corp. will have the financial strength to provide quality service. The Company believes that these conditions will not affect the opportunities for either Frontier Corporation or Rochester Telephone Corp.

(d) Holding Company Structure. The Company no longer directly owns any material assets other than its interest in the capital stock of its subsidiaries. As noted above, dividends from Rochester Telephone Corp. to Frontier Corporation are subject to the financial covenants of the Open Market Plan.

(e) Potential Diversification Risk. The Company is now able to make acquisitions and investments, enter into new lines of business and geographic areas, issue equity securities and incur long-term indebtedness without PSC approval, subject to certain exceptions. The Company may pursue opportunities with both greater potential profits and greater business risk than it could pursue as a telephone company subject to the authority of the PSC. There can be no assurance that any expansion of the Company's business will be successful. However, it is the current intention of the Company to engage only in telecommunications-related businesses.

(f) Other Considerations. (i) Although the royalty order discussed below, under Regulatory Matters, remains in litigation, the Open Market Plan Agreement precludes the PSC from seeking royalties for the next seven years. After that, subject to the outcome of the pending litigation, the PSC may be able to assert its authority to do so. (ii) Because Rochester Telephone Corp. and Frontier Communications of Rochester will, at least initially, be competing for the same customers, there may be some duplication of sales and service expenses in the consolidated company. Over time, this duplication is expected to reach minimal levels.

INDUSTRY OUTLOOK AND STRATEGIES

As evidenced by the revolutionary change occurring in the Company's Rochester, New York market, the Company believes competition will increasingly be recognized and promoted in public policy, and that consumers will increasingly have opportunities to make real choices for their telecommunications needs. We believe that regulation has created artificial distinctions among local, long distance, wireless and cable services, and that convergence among these industry segments is unavoidable. We expect the overall marketplace to expand as customers increasingly rely on communications products and services to improve productivity and profitability in their businesses, as well as to add convenience and time to their personal lives. Our objective is to serve our customers as their single source for integrated telecommunications solutions.

  Frontier Corporation's Vision is to become the premier company in the telecommunications industry by providing products, services and applications that delight our customers, by being a team of qualified employees committed and accountable to this Vision, and by delivering exceptional returns to shareowners. Our goal is to expand our role as a "value creator"--that is, to enhance the benefits that all of our stakeholders obtain from their ongoing relationships with us. We realize that changes in the industry are occurring rapidly and



_________________________________________
28 Financial Review Frontier Corporation that this will continue for the foreseeable future. We believe that Frontier Corporation's strong operating performance and our marketing and regulatory initiatives have firmly positioned the Company as a leader in our industry.

  One important challenge for the Company over the remainder of the decade is to increase significantly the size of our business. We want to grow. Such growth will give us the opportunity to provide more services to more customers, while taking advantage of size and scale economies. In 1994, the Company served customers in 32 states. In 1995, we expect to become a truly national company by serving customers in virtually every state in the union. Since 1990, the Company's revenue has grown on average by 13.2 percent per year. Frontier Corporation will continue to focus on expanding its existing customer and revenue base.

  We are proactively seeking acquisition opportunities and strategic alliances that can enhance our overall net-work and service offerings. Acquisitions are a function of both price and opportunity. Frontier is interested in acquisition opportunities that will significantly add to shareowner value. The areas that we believe have the strongest growth potential are long distance and wireless communications. We acknowledge the increasing importance of video technology and video services in the marketplace and are evaluating opportunities to participate more actively in the video arena in the future. We also maintain our interest in additional local exchange properties, particularly where we believe there are synergistic opportunities with our existing operations, or where the opportunity exists to add new concentrations of customers who are candidates for Frontier integrated services solutions. We have evaluated the potential benefits of Personal Communication Services (PCS), a short-range wireless service similar to cellular. We want to find value-conscious ways to use additional wireless spectrum to serve customers. Our current focus is on growing the Company in the continental U.S., but we are reviewing many international opportunities as well, as we expect our long-term growth will move us beyond domestic boundaries.

  Consistent with this growth strategy, the Company announced several acquisitions during 1994. In October, we announced our intent to acquire California-based WCT Communications, Inc., a long distance company which has annualized revenues in excess of $100 million. And in November, the Company announced an agreement to acquire American Sharecom, Inc., a long distance company headquartered in Minneapolis, Minnesota with annual revenues totaling approximately $125 million. The combination of WCT and American Sharecom with Frontier Communications International will bring Frontier's annual long distance revenues to over $550 million, establish our coast-to-coast network and make Frontier the seventh largest long distance company in the country. In July, the Company agreed to purchase the Minnesota Cellular Telephone Company, a non-wireline cellular telephone service provider whose territory is located in an area south of Minneapolis. All of these pending acquisitions are expected to be completed in early 1995.

  In June 1994, we finalized the formation of the Upstate Cellular Network
(UCN), a wireless joint venture with NYNEX Corporation that is managed by Frontier. The formation of this joint venture allowed Frontier to significantly expand its presence in the wireless sector. Through the Upstate Cellular Network and our majority ownership interests in several Rural Service Areas (RSA) in Alabama and New York, the Company now manages cellular properties which have a total coverage that reaches 4.2 million people.

  Our pending acquisitions will further accelerate the transformation of the Company from one with a predominant base in local telephony to one that is more heavily focused on the long distance segment and on achieving communication services integration. In 1995, we expect that a significant majority of our total revenues will come from sources that no longer fall under traditional rate of return regulation.

_______________________________________________________________________________
RESULTS OF OPERATIONS

CONSOLIDATED

Consolidated revenues and sales were $985.5 million in 1994, a $79.0 million, or
8.7 percent, increase over 1993. This performance followed a 12.7 percent increase in 1993 over 1992. The primary factor in these increases has been the rapid growth in the Company's long distance business, which has been driven by both increased market penetration and acquisitions. Consolidated costs and expenses were $762.2 million, $711.5 million, and $628.9 million in 1994, 1993 and 1992, respectively, reflecting 7.1 percent and 13.1 percent increases in 1994 and 1993. The Company continued to focus its efforts on cost containment, process redesign and operating synergies during 1994, as reflected in the improvement in consolidated operating margins from 21.8 percent in 1992 to 21.9 percent in 1993 and to 22.7 percent in 1994, excluding the impact of a $3.3 million software write-off in 1993.

  Several one-time events have occurred during the past three years that have impacted the comparability of the Company's results from operations. These items are summarized below.

1. ACQUISITIONS/DIVESTITURES

In July 1994, the Company and NYNEX Corporation combined certain cellular interests and formed a 50/50 joint venture to operate a cellular network in upstate New York. Financial results of the joint venture have been reported by the Company on the equity method of accounting, reflecting Frontier's proportionate share of the joint venture's earnings in the "Other income and expense" section on the Consolidated Statement



                                       ________________________________________
                                       Financial Review Frontier Corporation 29

                         Financial Review  Frontier Corporation


of Income. Previously, the revenues and expenses of the Company's wireless operations in New York had been consolidated. (See Note 3 to the Consolidated Financial Statements.)

  In May 1994, we sold our only telephone operating company in North Dakota, Minot Telephone, for cash. Minot served approximately 27,000 access lines. The transaction resulted in a pre-tax gain of $11.3 million.

  In December 1993, the Company increased its cellular ownership from 50.6 percent to 69.6 percent in the South Alabama cellular partnership. This transaction gave the Company the right to manage the two cellular properties, Alabama RSA #4 and #6, which serve a territory with a population of approximately 252,000. As a result of this increased ownership, we began reporting the South Alabama cellular interests on a consolidated basis of accounting in 1994, whereas previously this partnership had been accounted for on the equity method.

 In September 1993, Frontier Communications of the Mid Atlantic, Inc. (formerly Mid Atlantic Telecom, Inc.) was acquired using 143,587 shares of treasury stock (before the 1994 stock split). In June 1993, we acquired Budget Call Long Distance, Inc. for $7.5 million in cash. Both transactions were accounted for as purchase acquisitions.

  Also in September 1993, the Company sold its interest in the S&A Telephone Company in Kansas (approximately 800 access lines) and its related minority cellular interest. In addition, the Company sold a substantial portion of its investment in a Canadian long distance company in November 1993. These sales resulted in pre-tax gains totaling $4.4 million.

  In April 1993, we acquired a 70 percent ownership interest in the Utica-Rome Cellular Partnership by issuing 702,737 shares of the Company's common stock (before the 1994 stock split). We recorded this transaction using the purchase method of accounting.

  In August 1992, we acquired Frontier Communications of Georgia (formerly Statesboro Telephone Company), a company with more than 15,000 access lines. A total of 1.5 million shares of common stock were issued in the transaction (before the 1994 stock split), which was accounted for as a pooling of interests.

2. ACCOUNTING FOR POSTEMPLOYMENT BENEFITS

The Company changed its method of accounting for certain employee benefits in 1994. This change was necessitated by the Financial Accounting Standards Board, the authoritative body for accounting rules. This new rule, referred to as Financial Accounting Standards Board Statement No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits," addresses the manner in which companies must record expenses for postemployment benefits, including payments for disability, pre-pension leave (salary continuation) and severance pay. FAS 112 requires that projected future costs of providing postemployment benefits be recognized as an expense as employees render service rather than when the benefits are paid. This accounting change is very similar to the change made in 1993 for postretirement benefits, which was addressed by FAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." Adoption of FAS 112 required the Company to calculate, and record in 1994, the cumulative effect of the change in accounting methodology for all years prior to 1994. The cumulative effect of the change in accounting methodology for FAS 112 amounted to an after-tax charge of $7.2 million, net of taxes of $3.9 million. As required by the pronouncement, the Company reported this one-time charge as a special line item on the Consolidated Statement of Income in 1994. This accounting change does not have a material impact on the Company's cash flows or its earnings from continuing operations.

3. TAX RATE CHANGE

The 1993 income tax provision includes the retroactive impact of the federal income tax rate increase from 34 percent to 35 percent. The overall impact of the tax rate change was approximately $2 million and includes approximately $400,000 attributable to years prior to 1993. (See Note 9 to the Consolidated Financial Statements.)

4. SOFTWARE WRITE-OFF

In 1993, the Company recorded a $3.3 million pre-tax charge to write-off certain deferred costs associated with a project to redesign customer account records, order flow and customer billing systems. (See Note 5 to the Consolidated Financial Statements.)

5. FIRST MORTGAGE BOND REFINANCING
In 1992, the Company recorded an extraordinary, after-tax charge of $1.1 million relating to costs incurred for the early extinguishment of its Series H, 9 1/2% first mortgage bonds. The bonds were retired using internally generated cash and the private placement of $35 million of debt at a telephone subsidiary. (See
Note 5 to the Consolidated Financial Statements.)

________________________________________________________________________________
TELECOMMUNICATION SERVICES

The Telecommunication Services segment is comprised of the Company's long distance business, wireless operations (where the Company has sufficient ownership to report on a consolidated basis), and equipment sales. This segment is the fastest growing part of the Company, as evidenced by its increasing contribution to our overall financial results. In 1994, revenues from Telecommunication Services comprised 38 percent of total revenue, up from 29 percent only two years ago. Similarly, operating income from this business segment accounted for 18 percent of the Company's total, as compared with 13 percent in 1992.



_________________________________________
30 Financial Review  Frontier Corporation

  Telecommunication Services revenues include long distance usage and fixed monthly fee revenues, wireless access and usage charges, and sales of telecommunication systems and services. Principal expenses associated with these revenues consist of costs for leasing of transmission facilities and the payment of local access charges for our long distance business, charges for interconnection of cellular and paging operations with telephone companies, costs of cellular telephones and paging units sold, cost of telecommunications equipment sold, and labor.

  Revenues and expenses derived from our majority-owned cellular operations are reflected in the consolidated financial statements. Our minority interests, including the 50/50 joint venture with NYNEX in upstate New York that was formed in July 1994, are accounted for using the equity method. This method of accounting results in the Company's proportionate share of earnings (losses) being reflected in a single line item below operating income on the Company's Consolidated Statement of Income, entitled "Equity earnings (loss) from unconsolidated wireless interests." Prior to the formation of the wireless joint venture with NYNEX in July 1994, the revenues and expenses of our wireless operations in upstate New York had been consolidated. (See Note 3 to the Consolidated Financial Statements for additional information concerning our wireless operations.)


  Telecommunication Services sales were $375.8 million in 1994, up $63.2 million, or 20.2 percent, over 1993. This compares to an increase of $75.8 million, or 32.0 percent, the previous year. This growth in both years was driven by our long distance operation, Frontier Communications International, (formerly RCI Long Distance). Revenues in our Network Systems and Services line of business, which includes long distance, rose 24.2 percent in 1994 due to sales of services to additional customers, greater usage, growth in consumer services, price changes and an additional $17.5 million related to the impact of the acquisitions of Budget Call Long Distance in July 1993 and Frontier Communications of the Mid Atlantic, Inc. (formerly Mid Atlantic Telecom, Inc.) in September 1993. Another factor for the growth in the long distance operation is a $7.4 million increase at our Visions Long Distance subsidiary, which resells services from Frontier Communications International to customers of a number of our local telephone subsidiaries under the brand name used by the local telephone company.


  Revenues from our Wireless Communications line of business decreased $5.0 million, or 16.8 percent, in 1994 because of the change in the method of accounting for the upstate New York cellular operation in July 1994. Through the first six months of 1994, the period prior to the adoption of equity accounting for the Upstate Cellular partnership, the Company's wireless revenues had increased 68.5 percent to $20.9 million from $12.4 million in 1993. In 1993, wireless revenues rose $8.5 million, or 40.1 percent, over 1992. Despite the change in the manner of reporting wireless operations, we are very committed to this business as indicated by the growth of our proportionate share of wireless revenues for properties we manage, which rose 30.2 percent in 1994, reaching $35.6 million. Although prices were relatively stable for cellular service in 1994, new customers generated a lower average volume of calls resulting in a 7.2 percent decrease in average revenue per customer. This is consistent with industry trends. The 40.1 percent increase in Wireless Communications revenues in 1993 over 1992 was a result of the combination of the acquisition of the Utica-Rome partnership in April 1993 ($2.9 million), price increases and a growing customer base.


  Costs and expenses for Telecommunication Services in 1994 totaled $335.8 million, reflecting an increase of 19.1 percent over 1993. The increase for 1993 versus 1992 was 31.9 percent. The increases in both years are primarily due to the increased volume of long distance traffic carried by the Company and the associated costs to originate and terminate the traffic on local telephone company facilities. As a percentage of sales, long distance costs of access continue to decrease (from 58 percent in 1993 to 56 percent in 1994) as we improve the efficiency of our network and as the charges from local telephone companies and other access providers continue to decline. Incremental expenses related to the acquisition of long distance companies that were completed during 1993 amounted to $12.5 million in 1993 and $17.5 million in 1994. Marketing and selling expenses have also risen in line with sales, with increases of $6.8 million and $10.4 million in 1993 and 1994, respectively. The increase in 1994 expenses was partially offset by the change in the method of reporting cellular results for the upstate New York joint venture.

  Operating margins for Telecommunication Services improved to 10.6 percent in 1994, following a margin of 9.8 percent in both 1992 and 1993. The gain in 1994 results is driven by better long distance margins which rose to 10.4 percent in 1994. Wireless operating margins were adversely affected by the accounting change for cellular properties in New York.

________________________________________________________________________________
TELEPHONE OPERATIONS

Telephone Operations produced the majority of the Company's overall revenues and income in 1994. This segment, which is comprised of our local exchange telephone companies, continues to be very important to the Company. In addition to providing strong cash and overall financial returns, the local companies serve a large customer base that represents service integration sales opportunities. For several years the Company complemented the internal growth of telephone revenues with acquisitions in order to diversify its regulatory risks and increase the size of its customer base. The Company has further refined this strategy by disposing of certain telephone operating subsidiaries that no longer fit the Company's overall expansion plans. Both the sale of Minot Telephone in North Dakota in May 1994 and the pending divestiture of Ontonagon




                                       _________________________________________
                                       Financial Review  Frontier Corporation 31

Telephone in Michigan are results of the limited opportunity to expand the Company's presence in the respective geographic areas. The Company remains committed to the local telephone business and will consider additional acquisitions of local telephone properties if they are consistent with the Company's overall growth strategy. In 1994, Telephone Operations generated 62 percent of total revenues and 82 percent of operating income for the total company. Comparatively, in 1992, Telephone Operations generated 71 percent of total revenues and 87 percent of operating income.

  Revenues for this segment are derived from local telephone service and access fees from long distance companies, directory advertising, billing services and other services such as sales of telephone equipment and voice mail. As a result of recent regulatory reforms, traditional rate of return regulation is no longer applicable to much of our telephone revenues. Increasingly, a more flexible form of regulation called price, or price cap, regulation is replacing rate of return regulation, focusing on price levels as opposed to earnings levels. Telephone Operations expenses are mainly related to the development and maintenance of the local exchange networks. Additional expenses include the costs associated with customer service and billing.


  Telephone Operations revenues increased $15.8 million to $609.7 million in 1994, representing an increase of 2.7 percent over 1993. For 1993 versus 1992, revenues increased 4.7 percent to $593.9 million. Revenue growth resulted from increases in access lines, higher feature revenue, and rate increases at our regional telephone companies (which generated additional revenues of $4 million in 1994); offset partially by the sale of Minot Telephone in North Dakota which was completed in May 1994 and had annual revenues in 1993 of $13.3 million. Access line growth was 3.0 percent in 1994 and 2.3 percent in 1993, after adjusting for acquisitions and divestitures. The average revenue per employee for Telephone Operations in 1994 was $193,181, an increase of 12 percent over the prior year. Growth in toll revenues, primarily in network access service which represents fees charged to long distance companies for the use of our network, also contributed to the segment's revenue increase. Minutes of use related to long distance traffic increased 9.5 percent in 1994 and 7.7 percent in 1993. In general, prices being charged to long distance companies for access service usage have declined slightly over the past two years in order to address the need of our local telephone operating companies to remain competitive in their respective markets. We expect that this price decline will continue as competition increases. Telephone Operations revenues were reduced by $8.2 million in 1994 when compared with 1993 as a result of the divestitures made during the past two years.

  During 1994 and 1993, we continued to gain increased market penetration of enhanced services such as custom calling features and advanced number identification products like Caller ID. Revenue growth was also positively impacted in both years by rate increases at our regional telephone companies (see Regulatory Proceedings caption). Regulatory revenue reductions at our Rochester, New York operating company partially offset these increases.

  Costs and expenses for Telephone Operations decreased .7 percent in 1994 and increased 3.5 percent in 1993. The divestitures in 1993 and 1994 accounted for a reduction in expenses of $5.9 million in 1994. After adjusting for the impacts from divestitures and the $3.3 million software write-off in 1993, costs and expenses were flat in 1994 after increasing 2.7 percent between 1993 and 1992. In 1994, the Company continued to achieve benefits from redesigning work processes and combining administrative operations throughout the Telephone Operations segment. In addition, an early retirement program in March 1994 and lower employee benefits costs helped to contain expenses. Aside from the one-time software write-off, the primary reasons for expense increases in 1993 were higher wages and benefits, increased severance and other expenses associated with streamlining operations to arrive at a reduced cost structure, and an increase in right-to-use fees associated with network software upgrades.

  Operating margins for Telephone Operations were 30.1 percent in 1994, 28.2 percent in 1993 (after adjusting for the software write-off) and 26.8 percent in 1992. The composite depreciation rate for this segment was 6.4 percent in 1994, compared with 6.2 percent in 1993 and 6.4 percent in 1992. Through its interaction with regulatory authorities, the Company continues to pursue better alignment of depreciation rates with the economic lives of depreciable property.

  A common measure of the efficiency for telephone companies is the number of employees per 10,000 access lines. We continue to make efficiency improvements as evidenced by the decrease in this metric from 43 in 1992 and 38 in 1993, to 34 in 1994, near the best in our industry.

________________________________________________________________________________
OTHER INCOME STATEMENT ITEMS

INTEREST EXPENSE
Interest expense decreased 6.4 percent in 1994 and 7.0 percent in 1993 due to lower levels of debt outstanding throughout the year. In February 1994, we retired $9.4 million of debt at our regional telephone subsidiaries. In December 1994, as a part of our Open Market Plan implementation, we issued $120 million of debt and repurchased $30 million of outstanding debentures. These December transactions did not have a significant impact on 1994's interest expense. During 1993, we recalled a total of $115.4 million of debt.

GAIN ON SALE OF ASSETS
The gain on sales of assets in 1994 amounted to $10.1 million, a $5.6 million increase when compared to 1993. The 1994 amount resulted mainly from the sale


_________________________________________
32 Financial Review Frontier Corporation of our only telephone property in North Dakota in May 1994. In 1993, we recognized gains on sales of our only telephone property in Kansas, S&A Telephone Company, and a portion of our minority investment in a Canadian long distance company.

EQUITY EARNINGS (lOSS) FROM UNCONSOLIDATED
WIRELESS INTERESTS

Equity earnings from the Company's interests in wireless partnerships in 1994 were $3.2 million, an increase of $1.9 million over 1993. This increase was the result of the change in accounting related to the formation of our 50/50 joint venture in July 1994 with NYNEX Corporation in order to operate a unified cellular network in upstate New York. Financial results for the joint venture have been reported on the equity method of accounting, reflecting our proportionate share of the joint venture's earnings. Previously, the Company's revenues and expenses associated with its Rochester and Utica-Rome cellular partnerships in New York State had been fully consolidated.

OTHER INCOME (EXPENSE), NET
In 1994, other income (expense), on a net basis, improved $2.3 million, or 10.1 percent, over 1993. This improvement is primarily related to higher interest income ($6.0 million) associated with increased cash balances, offset in part by higher business development and strategic planning activities and costs, and administrative expenses associated with the Company's restructuring.

  In 1993, net other expenses were $22.5 million, an increase of $8.8 million over 1992's net other expenses. This was due to administrative expenses associated with the Company's reorganization petition with the New York State Public Service Commission, debt refinancing expenses, and acquisition costs.

INCOME TAXES
The effective federal tax rate in 1994 was 34.4 percent, compared to 35.4 percent in 1993 and 34.2 percent in 1992. (See Note 9 to the Consolidated Financial Statements.)

________________________________________________________________________________
FINANCIAL CONDITION

Management's overall objective is to maximize shareowner value. While increasing net income is an important component of the process, management believes that the primary source of value over the long term is cash generation over and above investment requirements. Key management decisions are made based on the value added to our shareowners' investment. Corporate performance, strategies, capital projects and acquisitions are evaluated and measured using cash flow analysis and investments are expected to provide a return that exceeds the risk-adjusted cost of capital of the Company, or specific business unit, as appropriate.

 There are a number of key financial metrics that can be used to monitor management's performance. While several of these metrics provide information on the Company's financial condition at a specific time, others, such as shareowner return, are somewhat dependent on the overall financial markets and are often more useful when viewed over an extended period of time.


KEY FINANCIAL DATA
- ----------------------------------------------------------------------
($'s in millions, except per share data)       1994      1993     1992
- ----------------------------------------------------------------------

Total debt                                   $  583    $  497   $  591
Total capital                                $1,406    $1,172   $1,213
Debt ratio                                    41.5%     42.4%    48.8%
Operating margin                              22.7%     21.5%    21.8%
Pre-tax interest coverage                      4.7x      3.9x     3.2x
Capital expenditures                         $   89    $  106   $  124
Dividends declared per share                 $ .815    $ .795   $ .775
Dividends paid per share                     $ .810    $ .790   $ .770
Dividend yield                                 3.9%      3.6%     4.4%
Dividend payout ratio                         57.9%     65.3%    75.1%
Total shareowner return                      (2.8%)     31.1%    15.7%
Year-end stock price                         $21.13    $22.57   $17.82
- ----------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES


Cash flows from operations amounted to $212.5 million in 1994, a decrease of $16.2 million from 1993. In 1993, cash from operations was $228.6 million, an increase of $12.4 million over 1992. In 1994, higher net income and depreciation and amortization was offset in part by increased working capital requirements for our rapidly growing businesses. Cash from operations was negatively impacted by higher taxes of $4.2 million associated with the gain on the sale of the Minot property in North Dakota in May 1994. The cash proceeds from this sale appears in the "Cash Flows from Investing Activities" section of the Consolidated Statement of Cash Flows. In 1993, the increase was the result of increases in net income, depreciation and amortization coupled with a small impact from an increase in accounts payable caused by the timing of purchases associated with the Company's capital expenditures from 1992.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash used for investing activities decreased $58.6 million in 1994, from $109.1 million to $50.5 million. In 1993, cash used for investing activities decreased $12.4 million versus 1992. Capital expenditures continue to be the single-largest recurring use of the Company's funds. In 1994, capital spending, net of salvage, amounted to $87.0 million, a decrease of $15.1 million from 1993. An $8.7 million increase in the Company's liquid investments that have maturities of greater than three months but less than one year also resulted in a use of funds in 1994. Offsetting these cash outflows in 1994 were the $55.7 million proceeds from the sale of our telephone property in North Dakota. The decline in 1993's investing activities was caused by lower capital spending ($21.7 million) offset in part by an increased usage of cash related to acquisitions ($11.3 million).





                                       _________________________________________
                                       Financial Review  Frontier Corporation 33

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows from financing activities amounted to an inflow of $123.9 million in 1994, compared with outflows of $157.6 million in 1993 and $70.0 million in 1992. The increase for 1994 resulted from $106 million in proceeds from the Company's equity offering in February 1994 and the net increase of $90 million of debt in December 1994 as a part of the Company's reorganization, offset in part by the $59 million payment of dividends to shareowners and the retirement of certain high cost debt earlier in the year. The decreases for 1993 and 1992 resulted from the retirement of long-term debt ($95 million, net of proceeds) and the payment of dividends ($54 million).

LIQUIDITY AND CAPITAL RESOURCES
The Company must generate adequate amounts of cash to meet both short-term and long-term needs. The Company's liquidity is a function of our capital spending program, debt service requirements, internal generation of funds and access to securities markets.

  Management has emphasized the importance of cash throughout the organization by providing training and establishing cash measures that are critical in the determination of performance-based compensation. The Company closely monitors the components of its working capital in order to maximize cash flows. However, the timing of purchases for capital additions has a significant impact on the balance of accounts payable until refinanced or liquidated using internally generated funds.

  During 1994, we entered the capital markets on several occasions to finance the growth of our businesses (including acquisitions and new product development), as well as to retire certain high cost debt. In February 1994, new shares of common stock were issued that netted proceeds of $106 million. In August 1994, $125 million in committed credit facilities were negotiated with five commercial banks to provide the Company with sources of funds for the backup of its short-term commercial paper program, as well as for general corporate purposes. At year end, the Company had not borrowed against these facilities. In December 1994, a $160 million revolving credit facility with seven banks was established in order to provide debt for the Rochester, New York operating company as required under the Open Market Plan Agreement with the New York State Public Service Commission. At year end, $120 million was borrowed under this facility. A portion of the proceeds were used to retire other more costly long-term debt.

  At a special shareowners' meeting in December 1994, shareowners approved an increase in the number of authorized shares of common stock from 100 million shares to 300 million shares. Additionally, shareowners gave their approval to authorize 4 million shares of a new class of preferred stock which have been designated as Class A Preferred Stock. The Company proposed these changes so as to provide greater flexibility to raise capital and to structure acquisition transactions.

  At December 31, 1994, aggregate debt maturities amounted to $4.5 million for 1995, $4.7 million for 1996 and $4.5 million for 1997. During 1994 the Company met individually with its debt rating agencies to review the Company's financial performance. In May 1994, Duff and Phelps upgraded the Company's senior unsecured bond rating from A-to A. In January 1995, Standard and Poor's upgraded its rating on the Company's senior unsecured debt from A to A+, Moody's upgraded from A3 to A2 and Fitch upgraded from A to A+.

  The financing requirements associated with the Company's network modernization programs have remained relatively stable. We have in place a switching network that is essentially 100 percent digital, while a significant amount of fiber has been installed throughout our telephone and long distance operating territories. Total gross expenditures for property, plant and equipment in 1995 are anticipated to be $125 million. The total capital program represents an increase of $36 million over 1994. The increase is largely driven by capital requirements associated with the growth of our long distance and wireless operations and the integration of our pending long distance acquisitions.

  As discussed previously, the Company had three acquisitions pending at the end of 1994, each of which will play an important strategic role in the growth of the Company. Approximately 9.6 million new shares of common stock will be used for the acquisition of American Sharecom, Inc. (ASI) and the Minnesota Cellular properties which are anticipated to close early in 1995. As a result of the transaction with ASI, the two largest shareowners of ASI (Steven C. Simon, president, and James J. Weinert, vice president) are projected to become the largest individual shareowners of Frontier Corporation. Once the deal is consummated, they will hold a combined 10.6 percent of the outstanding common shares of the Company. For the pending acquisition of WCT Communications, Inc. in California, we plan to expend approximately $79.8 million in cash. It is expected that acquisitions will continue to be a significant factor in the growth of the Company, as will building alliances through partnering or forming joint ventures. Any investment opportunity will have the ultimate goal of improving shareowner value.

  In December 1994, the Board of Directors increased the quarterly dividend paid on common stock to 20.75 cents per share, payable February 1, 1995, to shareowners of record on January 13, 1995. This 2.5 percent increase raises the annualized common stock dividend to $0.83 per share. This represents the 35th consecutive annual increase in our dividend.

________________________________________________________________________________
REGULATORY MATTERS

OPEN MARKET PLAN

At its public meeting on October 13, 1994, the New York State Public Service Commission (PSC) unanimously approved the Company's Open Market Plan and Corporate Restructuring (Open Market Plan) and subsequently issued a written Order in November 1994. As previously discussed in more detail in the




_________________________________________
34 Financial Review Frontier Corporation section entitled "Corporate Name Change and Restructuring," the Open Market Plan was approved by shareowners in December 1994 and became effective on January 1, 1995.

  During the seven year period of the Open Market Plan Agreement, rate reductions of $21 million will be implemented for Rochester area consumers and rates charged for basic residential and business telephone service may not be increased. Although these rates have been designed to permit Rochester Telephone Corp. to recover its costs and to earn a reasonable rate of return, there is no assurance that this will actually happen. Also, under the Open Market Plan Agreement, Rochester Telephone Corp. will no longer be subject to rate of return regulation and thus the company is able to retain any expense savings or any additional revenue from the sale of increased services or usage. In addition, a total of $17 million will be credited to the depreciation reserve over the seven year life of the plan.

  Although Rochester Telephone Corp. is a wholly-owned subsidiary of Frontier Corporation, Frontier's ability to control the management and operations of Rochester Telephone Corp. are partially restricted by various provisions of the Open Market Plan. The Plan contains certain financial covenants that are intended to insure that Rochester Telephone Corp. will not lack the financial strength to provide quality service, including covenants relating to dividends that may be paid to the parent company and the level of debt that may be maintained at the subsidiary company.

  During its seven year duration, the Open Market Plan Agreement resolves certain financial questions that are linked to the royalty proceeding, a contested proceeding that has been in litigation for several years. In 1984, the PSC initiated a proceeding to investigate whether or not the Company's unregulated subsidiaries should pay a royalty to the Rochester, New York operating company for alleged intangible benefits received from the use of the Rochester Telephone name and reputation. The proceeding was reopened in 1990. In July 1993, the PSC imposed a royalty in the amount of two percent of the total capitalization of Frontier Corporation's unregulated operations. Based upon an initial interpretation of the PSC's Order, the Company estimated that the effect of the Order was in the range of $2 million per year. The Company vigorously disagreed with the PSC's determination and is pursuing judicial review of the PSC's Opinion and Order. The Appellate Division, on June 30, 1994, confirmed the PSC's Order and the Company appealed to the New York State Court of Appeals. On December 8, 1994, the Court of Appeals accepted the Company's appeal. The case is now being briefed before the Court of Appeals.

  The Open Market Plan temporarily resolves the royalty issue in that the PSC has agreed that the royalty will not be imposed by the PSC against the Company or Rochester Telephone during the seven year period of the Plan, subject to limited exceptions. However, the PSC is not precluded from seeking any royalties pursuant to the Royalty Order, on a prospective basis only, as it may be modified as a result of judicial appeal, subsequent to the expiration of the Open Market Plan. Under the Open Market Plan, the Company is permitted to continue its litigation challenging the Royalty Order, and it intends to pursue the case to conclusion.

INCENTIVE REGULATION

Prior to the Open Market Plan Agreement which became effective in January 1995, an incentive regulation agreement had been in effect for the Rochester, New York operating company. As part of that agreement, Rochester Telephone Corp. agreed to share with ratepayers 50 percent of earnings above a threshold rate of return. In addition, the company's revenue requirement was reduced by $5 million in 1993 and $9.5 million in 1994. The 1993 sharing amount was refunded through customer billing credits. The 1994 revenue requirement reduction, plus interest, was credited to the company's depreciation reserve to alleviate a reserve deficiency rather than refunding cash to ratepayers. There was no 1994 sharing amount.

RATE AWARDS

In 1994, two of the Company's telephone subsidiaries completed rate increase proceedings with state regulatory agencies that were initiated in 1993. In February 1994, the Iowa State Utilities Board approved a $2.9 million annual revenue increase for Frontier Communications of Iowa (formerly Vista Telephone Company of Iowa), effective retroactively to November 1993. In April 1994, Frontier Communications of Minnesota (formerly Vista Telephone Company of Minnesota) was granted the authority by the Minnesota Public Service Commission to increase annual revenues by $4.4 million. Frontier Communications of Minnesota had previously increased rates temporarily in May 1993.

REGULATORY ACCOUNTING


As discussed in Note 1 of the Notes to the Consolidated Financial Statements, the Company's regulated telephone operations comply with the provisions of Financial Accounting Standards Board Statement No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation." FAS 71 requires regulated entities to apply special accounting treatment to certain revenues and expenses that are recoverable through rates (prices) to be set by regulators in future periods.



The major components of regulatory assets and liabilities of the Company as of December 31, 1994 are (in thousands of dollars):

Assets
- ------
Net deferred tax adjustments required to adopt FAS 109    $10,181
Deferred intercompany profits                               1,464
Internally developed software costs                           834

Liabilities
- -----------
Pension funding in excess of FAS 87 accruals              $11,625
Interest on unfunded OPEB accruals                            932


The applicability of FAS 71 is appropriate only if the Company expects that rates will be designed to recover costs from customers. The effect of FAS 71 on the financial statements of the Company is to reflect assets used in regulated telephone operations depreciated in accordance with the lives prescribed by the regulators, rather than the generally shorter economic lives that would be used by companies not applying FAS 71. Certain costs related to those operations (in the Company's case, such as internally developed software costs) are understated, as compared to how they would be reflected on the financial statements of a company not applying FAS 71. In addition, certain liabilities created by the regulators (such as deferred liabilities for pension funding in excess of FAS 87 accruals and interest on unfunded OPEB accruals) are reflected on the financial statements of the Company that would not be reflected under GAAP for a company that does not apply FAS 71.



The Company continues to evaluate the applicability of FAS 71 given the growth of competition in the marketplace and the changing nature of regulation. However, at this time, the Company's financial statements reflect the effects of FAS 71.



                                      __________________________________________
                                      Financial Review  Frontier Corporations 35

________________________________________________________________________________
OTHER ITEMS

The information presented in this Management's Discussion of Results of Operations and Analysis of Financial Condition should be read in conjunction with the Company's financial statements and accompanying Notes for the three years ended December 31, 1994.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:


Item 8 is hereby amended and restated in its entirety as follows:


REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners of
Frontier Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareowners' equity and cash flows present fairly, in all material respects, the financial position of Frontier Corporation (formerly Rochester Telephone Corporation) and its subsidiaries at December 31, 1994, 1993 and 1992, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As discussed in Note 12 to the financial statements, during the first quarter of 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits."

  As discussed in Note 11 to the financial statements, during the first quarter of 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other than Pensions."

/s/ Price Waterhouse LLP

January 16, 1995
1900 Chase Square
Rochester, NY 14604

________________________________________________________________________________
REPORT OF MANAGEMENT

The integrity and objectivity of the financial information presented in this Annual Report is the responsibility of the management of Frontier Corporation.

  The financial statements report on management's accountability for corporate operations and assets. To this end management maintains a highly developed system of internal controls and procedures designed to provide reasonable assurance that the Company's assets are protected and that all transactions are accounted for in conformity with generally accepted accounting principles. The system includes documented policies and guidelines, augmented by a comprehensive program of internal and independent audits conducted to monitor overall accuracy of financial information and compliance with established procedures.

  Price Waterhouse LLP, an independent accounting firm, provides an objective assessment of the degree to which management meets its responsibility for financial reporting. They regularly evaluate the system of internal accounting controls and perform such tests and other procedures they consider necessary to express an opinion that the financial statements present fairly the financial position of the Company.

/s/Louis L. Massaro

Louis L. Massaro
Corporate Vice President--Finance


_______________________________________________________________________________
REPORT OF AUDIT COMMITTEE CHAIR

The Audit Committee of the Board of Directors is comprised of three independent directors who are not officers or employees of the corporation. The committee oversees the Company's financial reporting process on behalf of the Board of Directors. The Audit Committee recommends to the Board of Directors the independent accountants for election by the shareowners. The committee also meets regularly with management and the independent accountants and internal auditors to review accounting, auditing, internal accounting controls, pending litigation and financial reporting matters.
As a matter of policy, the internal auditors and independent accountants have unrestricted access to the Audit Committee.

/s/Douglas H. McCorkindale

Douglas H. McCorkindale
Chair, Audit Committee




_________________________________________
36 Financial Review  Frontier Corporation

BUSINESS SEGMENT INFORMATION

- -----------------------------------------------------------------------------------------------
In thousands of dollars          Years ended December 31,        1994         1993         1992
- -----------------------------------------------------------------------------------------------

TELEPHONE OPERATIONS
REVENUES
Local service                                              $  240,687   $  231,676   $  214,181
Network access service                                        230,938      220,196      203,768
Long distance network service                                  25,619       26,978       29,210
Directory advertising, billing services, and other            118,221      120,459      123,112
Less: Uncollectibles                                            5,787        5,438        2,999
- -----------------------------------------------------------------------------------------------
 TOTAL REVENUES                                            $  609,678   $  593,871   $  567,272
===============================================================================================
OPERATING INCOME                                           $  183,259   $  164,271   $  152,032
===============================================================================================
DEPRECIATION                                               $  101,897   $   99,995   $  100,692
===============================================================================================
CONSTRUCTION                                               $   60,711   $   89,823   $  114,930
===============================================================================================
IDENTIFIABLE ASSETS(1)                                     $1,655,379   $1,398,019   $1,416,630
===============================================================================================
TELECOMMUNICATION SERVICES
SALES
Network Systems and Services:
 Non-Affiliate                                             $  350,769   $  282,747   $  215,633
 Affiliate                                                      8,032        6,036        1,511
Wireless Communications                                        24,623       29,586       21,113
Eliminations                                                   (7,610)      (5,790)      (1,480)
- -----------------------------------------------------------------------------------------------
 TOTAL SALES                                               $  375,814   $  312,579   $  236,777
===============================================================================================
OPERATING INCOME
Network Systems and Services                               $   38,624   $   27,344   $   18,918
Wireless Communications                                         1,307        3,256        4,110
Eliminations                                                       74           74           74
- -----------------------------------------------------------------------------------------------
   TOTAL OPERATING INCOME                                  $   40,005   $   30,674   $   23,102
===============================================================================================
DEPRECIATION                                               $   15,427   $   14,816   $   13,335
===============================================================================================
CONSTRUCTION                                               $   27,904   $   15,677   $    8,941
===============================================================================================
IDENTIFIABLE ASSETS(1)                                     $  310,760   $  281,701   $  191,989
===============================================================================================

(1) Includes intercompany accounts that are eliminated in consolidation of $205,188, $169,519, and $94,722 in 1994, 1993 and 1992, respectively.

See accompanying Notes to Consolidated Financial Statements.




                                       _________________________________________
                                       Financial Review  Frontier Corporation 37

CONSOLIDATED STATEMENT OF INCOME

- --------------------------------------------------------------------------------------------------------------------
In thousands of dollars, except per share data             Years ended December 31,     1994       1993     1992
- --------------------------------------------------------------------------------------------------------------------
REVENUES AND SALES
Telephone Operations                                                                  $609,678   $593,871   $567,272
Telecommunication Services                                                             375,814    312,579    236,777
- --------------------------------------------------------------------------------------------------------------------
 Total Revenues and Sales                                                              985,492    906,450    804,049
- --------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Operating expenses                                                                     579,326    525,488    448,422
Cost of goods sold                                                                      18,850     20,819     21,634
Depreciation                                                                           117,324    114,811    114,027
Taxes other than income taxes                                                           46,728     47,087     44,832
Software write-off                                                                          --      3,300         --
- --------------------------------------------------------------------------------------------------------------------
 Total Costs and Expenses                                                              762,228    711,505    628,915
- --------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                       223,264    194,945    175,134
Interest expense                                                                        43,594     46,550     50,066
Other income and expense:
 Allowance for funds used during construction                                            1,096      1,330      1,309
 Gain on sale of assets                                                                 10,063      4,449
 Equity earnings (loss) from unconsolidated wireless interests                           3,185      1,296       (661)
 Other income (expense), net                                                           (20,237)   (22,518)   (13,686)
- --------------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES, EXTRAORDINARY ITEM AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                              173,777    132,952    112,030
Income taxes                                                                            63,843     50,232     41,527
- --------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE                                                     109,934     82,720     70,503
Extraordinary item, net of income taxes                                                     --         --     (1,072)
Cumulative effect of change in accounting principle for
 postemployment benefits                                                                (7,197)        --         --
- --------------------------------------------------------------------------------------------------------------------
CONSOLIDATED NET INCOME                                                                102,737     82,720     69,431
Dividends on preferred stock                                                             1,186      1,187      1,188
- --------------------------------------------------------------------------------------------------------------------
INCOME APPLICABLE TO COMMON STOCK                                                     $101,551   $ 81,533   $ 68,243
====================================================================================+===============================
EARNINGS PER COMMON SHARE
Primary:
 Income before extraordinary item and cumulative effect
   of change in accounting principle                                                  $   1.50   $   1.21   $   1.04
 Extraordinary item                                                                         --         --       (.02)
 Cumulative effect of change in accounting principle                                      (.10)        --         --
- --------------------------------------------------------------------------------------------------------------------
Earnings Per Common Share--Primary                                                    $   1.40   $   1.21   $   1.02
====================================================================================+===============================
Fully Diluted:
 Income before extraordinary item and cumulative effect
   of change in accounting principle                                                  $   1.50   $   1.20   $   1.04
 Extraordinary item                                                                         --         --       (.02)
 Cumulative effect of change in accounting principle                                      (.10)        --         --
- --------------------------------------------------------------------------------------------------------------------
Earnings Per Common Share--Fully Diluted                                              $   1.40   $   1.20   $   1.02
====================================================================================+===============================

See accompanying Notes to Consolidated Financial Statements.




_________________________________________
38 Financial Review  Frontier Corporation

CONSOLIDATED BALANCE SHEET

- --------------------------------------------------------------------------------------------
In thousands of dollars                December 31,             1994        1993        1992
- --------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
Cash and cash equivalents                                 $  317,137  $   31,284  $   69,347
Short-term investments                                         9,047         349         634
Accounts receivable                                          168,542     157,320     133,973
Material and supplies                                          8,585      11,208      15,892
Prepayments and other                                         25,196      21,583      21,821
- --------------------------------------------------------------------------------------------
 Total Current Assets                                        528,507     221,744     241,667
- --------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
Telephone plant in service                                 1,554,856   1,561,032   1,577,985
Telephone plant under construction                            36,130      33,048      36,619
- --------------------------------------------------------------------------------------------
                                                           1,590,986   1,594,080   1,614,604
Less-Accumulated depreciation                                713,869     652,578     657,682
- --------------------------------------------------------------------------------------------
  Net Telephone Plant                                        877,117     941,502     956,922
- --------------------------------------------------------------------------------------------

Telecommunications property                                  168,691     153,954     140,476
Less-Accumulated depreciation                                 75,944      68,265      57,723
- --------------------------------------------------------------------------------------------
  Net Telecommunications Property                             92,747      85,689      82,753
- --------------------------------------------------------------------------------------------
GOODWILL                                                     139,572     166,283     135,964
- --------------------------------------------------------------------------------------------
DEFERRED AND OTHER ASSETS                                    123,008      94,983      96,591
- --------------------------------------------------------------------------------------------
   TOTAL ASSETS                                           $1,760,951  $1,510,201  $1,513,897
============================================================================================
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                          $  142,968  $  147,152  $  125,518
Notes payable                                                    106         303       6,194
Advance billings                                              12,719      12,572      12,546
Dividends payable                                             15,487      14,058      13,462
Long-term debt due within one year                             4,525       3,962      59,495
Taxes accrued                                                 13,495      14,729      11,480
Interest accrued                                              12,305      13,583      16,434
- --------------------------------------------------------------------------------------------
 Total Current Liabilities                                   201,605     206,359     245,129
- --------------------------------------------------------------------------------------------
LONG-TERM DEBT                                               578,600     492,555     525,597
- --------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                        111,369     116,967     118,876
- --------------------------------------------------------------------------------------------
DEFERRED EMPLOYEE BENEFITS OBLIGATION                         46,001      16,121          --
- --------------------------------------------------------------------------------------------
MINORITY INTERESTS                                               252       3,100       2,701
- --------------------------------------------------------------------------------------------
SHAREOWNERS' EQUITY
Common stock                                                  73,161      34,025      33,319
Capital in excess of par value                               266,378     201,591     174,226
Retained earnings                                            460,808     418,889     391,256
- --------------------------------------------------------------------------------------------
                                                             800,347     654,505     598,801
Less-Treasury stock, at cost                                      --       2,191          --
- --------------------------------------------------------------------------------------------
  Common Shareowners' Equity                                 800,347     652,314     598,801
Preferred stock                                               22,777      22,785      22,793
- --------------------------------------------------------------------------------------------
 Total Shareowners' Equity                                   823,124     675,099     621,594
- --------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREOWNERS' EQUITY               $1,760,951  $1,510,201  $1,513,897
============================================================================================

See accompanying Notes to Consolidated Financial Statements.




                                       _________________________________________
                                       Financial Review  Frontier Corporation 39

CONSOLIDATED STATEMENT OF CASH FLOWS

- ------------------------------------------------------------------------------------------------------------------------
In thousands of dollars              Years ended December 31,                              1994        1993        1992
- ------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                             $102,737   $  82,720   $  69,431
- ------------------------------------------------------------------------------------------------------------------------
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
   Depreciation and amortization                                                        136,460     132,723     121,554
   Gain on sale of assets                                                               (10,063)     (4,449)         --
   Equity (earnings) loss from unconsolidated wireless interests                         (3,185)     (1,296)        661
   Extraordinary item                                                                        --          --       1,564
   Cumulative effect of change in accounting principle                                   11,072          --          --
   Minority interests                                                                       511         399         183
   Changes in operating assets and liabilities, exclusive
     of impacts of purchase acquisitions:
      (Increase) in accounts receivable                                                 (15,082)    (12,644)    (12,822)
      Decrease in material and supplies                                                   1,824       4,728       3,253
      Decrease in prepayments and other current assets                                      343         229         786
      (Increase) in deferred and other assets                                           (14,967)     (2,423)       (360)
      Increase in accounts payable                                                        9,073      11,516      26,509
      Increase in advance billings                                                          188          26          72
      Increase (decrease) in accrued interest and taxes                                  (5,089)      1,498      (3,182)
      Increase in deferred employee benefits obligation                                   6,958      14,302          --
      Increase (decrease) in deferred income taxes                                       (8,325)      1,308       8,545
- ------------------------------------------------------------------------------------------------------------------------
        Total Adjustments                                                               109,718     145,917     146,763
- ------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided by Operating Activities                                             212,455     228,637     216,194
- ------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment                                          (87,042)   (102,156)   (123,847)
(Increase) decrease in investment securities                                            (11,386)      8,610       2,980
Investment in cellular                                                                   (3,939)     (4,342)       (665)
Proceeds from asset sales                                                                   866       1,006          --
Investment in nonaffiliated entities                                                       (713)     (1,161)         --
Purchase of companies                                                                    (4,355)    (11,343)         --
Proceeds from sale of company                                                            55,689          --          --
Other investing activities                                                                  343         264          --
- --------------------------------------------------------------------------------------------------------------------------
   Net Cash (Used in) Investing Activities                                              (50,537)   (109,122)   (121,532)
- -------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in notes payable                                                   (197)     (5,806)        184
Proceeds from long-term debt                                                            120,485      35,500         980
Repayments of long-term debt                                                            (43,071)   (130,063)    (19,585)
Dividends paid                                                                          (59,388)    (54,492)    (51,582)
(Purchase) issuance of treasury stock                                                     2,302      (2,744)         --
Issuance of common stock                                                                103,812          35          --
Redemptions of preferred stock                                                               (8)         (8)        (10)
- -------------------------------------------------------------------------------------------------------------------------
   Net Cash Provided by (Used in) Financing Activities                                  123,935    (157,578)    (70,013)
- -------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                    285,853     (38,063)     24,649
Cash and Cash Equivalents at Beginning of Year                                           31,284      69,347      44,698
- -------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                               $317,137   $  31,284   $  69,347
=========================================================================================================================

See accompanying Notes to Consolidated Financial Statements.




_________________________________________
40 Financial Review  Frontier Corporation

CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY

- -----------------------------------------------------------------------------------------
In thousands of dollars, except share data                     1994       1993       1992
- -----------------------------------------------------------------------------------------
COMMON STOCK
300,000,000 shares authorized, par value $1.00
Balance, January 1 (shares issued 1994--34,024,532;
 1993--33,318,943; 1992--33,323,165)                       $ 34,025   $ 33,319   $ 33,323
Equity offering (1994--2,549,087)                             2,549         --         --
Stock split (1994--36,573,619 shares)                        36,574         --         --
Retirement of treasury stock (1992--63 shares)                   --         --         --
Other subsidiary acquisitions (1993--697,623 shares;
 1992--4,850 shares)                                             --        698         (5)
Exercise of stock options (1994--13,595 shares;
 1993--1,109 shares)                                             13          1         --
Conversion of:
 4 3/4% Convertible debentures (1993--6,857 shares;
 1992--691 shares)                                               --          7          1
- -----------------------------------------------------------------------------------------
Balance, December 31 (shares issued 1994--73,160,833;
 1993--34,024,532; 1992--33,318,943)                         73,161     34,025     33,319
- -----------------------------------------------------------------------------------------
CAPITAL IN EXCESS OF PAR VALUE
Balance, January 1                                          201,591    174,226    174,358
Equity offering                                             101,565         --         --
Stock split                                                 (36,574)        --         --
Stock issuance expenses                                        (545)        --         --
Issuance/retirement of treasury stock                           111         --         (2)
Other subsidiary acquisitions/divestitures                       --     27,259       (137)
Exercise of stock options                                       230         34         --
Conversion of:
 4 3/4% Convertible debentures                                   --         72          7
- -----------------------------------------------------------------------------------------
Balance, December 31                                        266,378    201,591    174,226
- -----------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, January 1                                          418,889    391,256    373,949
Net income                                                  102,737     82,720     69,431
Dividends declared in cash:
 Preferred stock at required annual rates                    (1,186)    (1,187)    (1,188)
 Common stock                                               (59,632)   (53,900)   (50,936)
- -----------------------------------------------------------------------------------------
Balance, December 31                                        460,808    418,889    391,256
- -----------------------------------------------------------------------------------------
LESS-TREASURY STOCK, AT COST
Balance, January 1 (1994--56,413; 1992--63)                   2,191         --          2
Common shares repurchased for acquisitions
 (1993--304,720)                                                 --     12,572         --
Retirement of treasury stock (1992--63)                          --         --         (2)
Common shares reissued for acquisitions/equity offering
 (1994--56,413; 1993--248,307)                               (2,191)   (10,381)        --
- -----------------------------------------------------------------------------------------
Balance, December 31 (1993--56,413 shares)                       --      2,191         --
- -----------------------------------------------------------------------------------------
 COMMON SHAREOWNERS' EQUITY                                 800,347    652,314    598,801
- -----------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, January 1 (shares outstanding 1994--227,848;
 1993--227,928; 1992--228,025)                               22,785     22,793     22,803
Redemptions                                                      (8)        (8)       (10)
- -----------------------------------------------------------------------------------------
Balance, December 31 (shares outstanding 1994--227,768;
 1993--227,848; 1992--227,928)                               22,777     22,785     22,793
- -----------------------------------------------------------------------------------------
   Total Shareowners' Equity                               $823,124   $675,099   $621,594
=========================================================================================

See accompanying Notes to Consolidated Financial Statements.

                               _________________________________________________
                               Financial Review  Frontier Corporation         41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




________________________________________________________________________________
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of Frontier Corporation, formerly Rochester Telephone Corporation, and its affiliates (the Company). Intercompany transactions have been eliminated except for intercompany profit on regulated Company purchases (affiliate sales) from Telecommunication Services. In the opinion of management, prices charged by Telecommunication Services are comparable to prices the regulated companies would be required to pay other suppliers.

BASIS OF ACCOUNTING

The accounting policies of Frontier Corporation and its affiliates are in conformity with generally accepted accounting principles. In accordance with the provisions of Financial Accounting Standards Board Statement No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," the Company conforms to the accounting principles as prescribed by federal and various state regulatory bodies, where applicable. The provisions of FAS 71 require, among other things, that regulated enterprises reflect rate actions of regulators in their financial statements, when appropriate. These rate actions can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset, or impose a liability on a regulated enterprise.

MATERIAL AND SUPPLIES

Material and supplies are stated at the lower of cost or market, based on weighted average unit cost. The caption "Cost of Goods Sold" relates to certain sales of Telecommunication Services equipment which amounted to $28.0 million, $29.5 million and $32.2 million in 1994, 1993, and 1992, respectively.

TELEPHONE PLANT

Additions to and replacements of telephone plant are capitalized at original cost, including the costs for benefits and supervision applicable to construction labor. The cost of depreciable property units retired, plus removal costs, less salvage is charged to accumulated depreciation. Replacements, renewals and betterments of units of property are capitalized. Replacement of items not considered units of property and all repairs and maintenance are charged to operating expense.

TELECOMMUNICATION PROPERTY

Property is recorded at cost. Improvements that significantly add to productive capacity or extend useful life are capitalized, while maintenance and repairs are expensed. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the accounts and the gain or loss, if any, is reflected in earnings for the period.

DEPRECIATION

Depreciation is computed on the straight-line method using estimated service lives of the various classes of plant. The range of service lives for property, plant and equipment is as follows:

- ------------------------------------------------------
Furniture and fixtures                  12 to 20 years
Central office, switches and
 network equipment                      10 to 20 years
Local and toll service lines            27 to 35 years
Station equipment                       10 to 21 years
Buildings and building improvements      5 to 35 years
- ------------------------------------------------------

GOODWILL


The excess of the cost of companies purchased over the net assets acquired is being amortized on a straight-line basis over 25 to 40 years. Accumulated amortization is $20.1 million, $15.6 million and $10.4 million at the end of 1994, 1993, and 1992, respectively. Management continually reviews the appropriateness of the carrying value of the excess acquisition cost of its subsidiaries and the related amortization periods. This is accomplished by determining whether the undiscounted future cash flows from operating activities exceed the carrying value of goodwill as of the assessment date.


SERVICE PENSIONS AND BENEFITS

The Company has contributory and noncontributory plans providing for service pensions and certain death benefits for substantially all employees. The plans also provide disability pensions and sickness, accident and death benefits (resulting from accidents occurring during employment) for all employees, which are paid and charged to current operating expense. The Company's provisions for service pensions and certain death benefits are remitted, at least annually, to the trustees. In addition to providing pension benefits, the Company provides health care, life insurance, and certain other retirement benefits for many of its employees.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents are valued at their carrying amounts, which are reasonable estimates of fair value. The fair value of long-term debt is estimated using rates currently available to the Company for debt with similar terms and maturities. The fair value of all other financial instruments approximates cost as stated.

_________________________________________________
42         Financial Review  Frontier Corporation

FEDERAL INCOME TAXES

The Company files a consolidated federal income tax return.

  Tax deferrals resulting from the elimination of gross profit on intercompany sales in the consolidated tax return are amortized to offset income taxes to be paid over the cost recovery periods of telephone plant.

  Deferred income taxes are provided by the unregulated operations on items recognized for financial reporting purposes in different periods than are recognized for income tax purposes. Deferred income taxes are recorded by regulated operations in compliance with the normalization provisions of current tax law and regulatory orders. The major temporary differences reflected in the deferred tax liability are depreciation and investment tax credits. Excess deferred taxes applicable to Telephone Operations are amortized in compliance with the normalization provisions of current tax law and regulatory orders. This amortization is normalized over the same time period as the related asset generating the deferral.

  Deferred income taxes have not been provided by Telephone Operations for the flow-through of temporary differences where the regulatory agencies permit only income taxes actually paid to be recognized. At December 31, 1994, the cumulative balance of tax reductions not previously offset by provisions for deferred federal income taxes amounted to $42 million. Similarly, the cumulative balance of tax reductions not previously offset by provision for deferred state income taxes amounted to $19 million at December 31, 1994. A deferred tax liability and a long-term deferred asset have been recorded to reflect the impact applicable to these cumulative reductions and the future revenue to be recovered when these taxes become payable.


  In January 1992, the Company elected early adoption of the Financial Accounting Standards Board Statement No. 109 (FAS 109), "Accounting for
Income Taxes," which supersedes Financial Accounting Standards Board Statement No. 96 (FAS 96) previously used to account for income taxes.

  FAS 109 requires the asset and liability method of accounting for income taxes and calls for the recognition of deferred tax assets and liabiities for the expected future tax consequences of events that have been included in the financial statements or tax returns. In prior years, the company used the FAS 96 accounting method that gave little recognition to future events other than the recovery of assets and settlements of liability at their carrying amounts. Due to the implementation of FAS 109, $10.1 million was reclassified from taxes accrued to deferred income taxes. This is the only impact of implementation.


ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

The Company includes in its telephone plant accounts an imputed cost of debt and equity funds used for the construction of telephone plant and credits such amounts to other income. The rates used in determining the allowance for funds used during construction are based on the assumption that construction funds are provided from sources of capital in the same proportion as each telephone company's capital structure.

  The rates used to calculate the allowance for funds used during construction for companies in Telephone Operations during 1994 ranged from 6 percent to 10.68 percent.

EARNINGS PER SHARE

Primary earnings applicable to each share of common stock and common stock equivalent are based on the weighted average number of shares outstanding during each year. The average number of common shares outstanding for each period was:
72,575,206 in 1994, 67,453,438 in 1993 and 66,637,904 in 1992.

  Computations of earnings per share on a fully diluted basis are determined by increasing the average outstanding common shares for contingent issuances that would reduce earnings per share. In computing the per share effect of the assumed conversions, convertible debenture interest (net of income taxes) has been added to income applicable to common stock. The number of common shares used to compute earnings per share on a fully diluted basis for each period was:
72,821,707 in 1994, 67,972,016 in 1993 and 67,165,512 in 1992.

CASH FLOWS

For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Actual interest paid was $44.9 million in 1994, $49.4 million in 1993 and $48.4 million in 1992. Actual income taxes paid were $76.0 million in 1994, $46.6 million in 1993 and $37.2 million in 1992.

STOCK SPLIT

In November 1993, the Board of Directors approved a 2-for-1 split of the common stock of the Company effected in the form of a 100 percent stock dividend with no change in the $1.00 per share par value. The New York State Public Service Commission (PSC) approved the stock split in March 1994 and distribution of certificates began on April 29, 1994. Historical share and per share data have been retroactively adjusted to reflect the split where appropriate.

________________________________________________________________________________
2. ACQUISITIONS

In April 1993, the Company acquired 70 percent ownership of the Utica-Rome Cellular Partnership using 702,737 shares of original issue common stock (prior to the April 1994 stock split). The transaction was accounted for as a purchase acquisition. In addition, the Telecommunication Services group acquired Budget Call Long Distance, Inc. in June 1993 for $7.5 million in cash and acquired Frontier Communications of the Mid Atlantic, Inc. (formerly Mid Atlantic Telecom, Inc.) in September 1993 using 143,587 shares of treasury stock (prior to the April 1994 stock split). Both transactions were accounted for as purchase acquisitions.

  In 1992, the Company acquired Frontier Communications of Georgia (formerly Statesboro Telephone Company) and accounted for the acquisition as a pooling of interests. Revenues and net income for the period January 1, 1992 to the acquisition date for Frontier Communications of Georgia were $6.1 million and $1.2 million, respectively. A total of 1.5 million shares of common stock (prior to the April 1994 stock split) were exchanged for all of the outstanding stock of Frontier Communications of Georgia.

                               _________________________________________________
                               Financial Review  Frontier Corporation         43

_______________________________________________________________________________
3. UPSTATE CELLULAR NETWORK

In March 1993, the Company signed a definitive agreement with a subsidiary of NYNEX Corporation to form a cellular supersystem joint venture in upstate and western New York State to provide cellular telephone customers with expanded geographic coverage. The supersystem includes the cellular markets in Buffalo, Rochester, Syracuse, Utica-Rome and New York Rural Service Area #1, which includes Jefferson, St. Lawrence, and Lewis counties. The structure of the transaction is a 50/50 joint venture partnership, with Frontier as the managing partner. The Upstate Cellular Network (UCN) joint venture began operating on July 1, 1994.

  In accordance with generally accepted accounting principles (GAAP), revenues, expenses and operating income in the Consolidated Statement of Income and Business Segment Information reflect results of wireless operations for only the affiliates in which the Company has an ownership interest of greater than 50 percent. The formation of UCN in July 1994 caused the Company to adopt the equity method of accounting for the financial results of the UCN cellular interests, reflecting only its proportionate share of earnings in the other income and expense section of the Consolidated Statement of Income. Consequently, the Consolidated Statement of Income and Business Segment Information, beginning with third quarter 1994 results, no longer reflect the revenues, expenses and operating income of the Company's New York State wireless properties.

  In order to provide more complete information about the Company's involvement in Wireless Communications, the following table sets forth unaudited, summarized financial data for this business segment. This table reflects both a full 100 percent consolidation and a proportionate share consolidation of entities in which the Company has a significant ownership interest or acts as managing partner. The proportionate results presented reflect the Company's ownership percentage of cellular interests consolidated for financial reporting purposes and the Company's ownership percentage of its significant unconsolidated cellular interests (which are accounted for on the equity method for financial reporting purposes).

- -----------------------------------------------------------------------------------------------------------
                                        Total Properties Managed              Frontier
                                         Assuming 100% Ownership              Proportionate Share (a)
                                  ------------------------------------  -----------------------------------
Dollars in thousands (Unaudited)          1994        1993        1992        1994        1993         1992
- -----------------------------------------------------------------------------------------------------------
Net Revenues--Wireless                 $67,125     $36,900     $25,943     $35,602      $27,352     $19,767
- -----------------------------------------------------------------------------------------------------------
Operating Expenses                      38,203      21,361      14,903      20,074       15,319      10,826
Cost of Goods Sold                       9,787       6,590       4,205       5,582        5,078       3,231
Depreciation                             6,688       3,648       2,620       3,276        2,165       1,654
Taxes Other Than Income Taxes            2,580       1,409       1,079       1,303        1,086         847
- -----------------------------------------------------------------------------------------------------------
  Total Costs and Expenses              57,258      33,008      22,807      30,235       23,648      16,558
- -----------------------------------------------------------------------------------------------------------
Operating Income--Wireless             $ 9,867     $ 3,892     $ 3,136     $ 5,367      $ 3,704     $ 3,209
===========================================================================================================
Number of Customers                    146,614      58,097      37,616      60,357       44,869      30,397
Total POPs                           4,198,000   2,081,705   1,733,968   1,710,625    1,328,980   1,088,885
===========================================================================================================

(a) At December 31, 1994, the Company's proportionate ownership interests in the various partnerships it manages were: 50% of UCN (which includes 100% of Buffalo, 100% of Utica-Rome, 85% of Rochester, 55% of Syracuse, 40% of NY RSA #1, and 100% of PageCo), 70% of Alabama RSA #4 and #6, and 22.5% of NY RSA #3. At December 31, 1993, the Company's proportionate ownership interests were 85% of Rochester, 70% of Utica-Rome, 100% of PageCo, 70% of Alabama RSA #4 and #6, and 22.5% of NY RSA #3. At December 31, 1992, the Company's proportionate ownership interests were 85% of Rochester, 50% of Alabama RSA #4 and #6, 100% of PageCo and 20% of NY RSA #3.

_________________________________________________
44         Financial Review  Frontier Corporation

_______________________________________________________________________________
4. OTHER INCOME (EXPENSE), NET

The major components included in this caption are as follows (amounts in thousands):

- -----------------------------------------------------------------
                                            Income (Expense)
                                      1994       1993        1992
- -----------------------------------------------------------------
Interest income                   $  6,676   $  1,659    $  2,257
Joint venture income                   749        727       1,682
Goodwill amortization               (3,078)    (3,928)     (3,692)
Corporate expenses                 (20,066)   (14,707)    (10,267)
Miscellaneous income
 (expense), net                     (4,518)    (6,269)     (3,666)
- -----------------------------------------------------------------
Total                             $(20,237)  $(22,518)   $(13,686)
=================================================================

________________________________________________________________________________
5. EXTRAORDINARY AND UNUSUAL ITEMS

In May 1994, the Company completed the sale of Minot Telephone Company in Minot, North Dakota to a subsidiary of the Souris River Telecommunications Cooperative. Minot Telephone was the Company's only holding in North Dakota and the Company had reassessed its prospects for expansion in North Dakota. The sale of Minot Telephone Company resulted in a $7.1 million after-tax gain, or $.10 per share.

  As part of the Rochester, New York operating company's Settlement Agreement with the PSC finalized in the third quarter of 1993, the Company agreed to write-off one-half of the costs ($3.3 million) previously deferred as part of a project to redesign customer account records, order flow and customer billing systems. The costs were incurred from January 1990 to December 1992 and the project was abandoned after it was determined that the cost to complete it was substantially greater than initially estimated. The remaining one-half of the costs previously deferred are being amortized to expense and recovered in rates. This charge is reflected on the Consolidated Statement of Income in the caption "Software write-off."

  In December 1992, the Executive Committee of the Board of Directors approved the refinancing of the $40 million Series H, 9 1/2 percent first mortgage bonds. The Company recorded a charge of $1.1 million (net of taxes of $.5 million) in 1992 relating to the write-off of the call premium, the remaining initial discount and associated expenses of the transaction. The bonds were retired in January 1993 using internally generated cash and the private placement of $35 million of debt at a telephone subsidiary.


________________________________________________________________________________
6. PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant, and equipment are summarized below:

- ---------------------------------------------------------------------------------------
In thousands of dollars                                    1994        1993        1992
- ---------------------------------------------------------------------------------------
Land and Buildings                                     $103,235  $  107,165  $  105,928
Local and Toll Service Lines                            752,366     743,028     718,866
Central Office Equipment                                584,434     583,928     572,507
Station Equipment                                        33,926      34,740      96,549
Switching and Network Facilities                        119,598     106,701      92,080
Furniture, Office, Equipment, Vehicles, Tools, etc.     129,988     139,424     132,531
Plant Under Construction                                 36,130      33,048      36,619
Less: Accumulated Depreciation                          789,813     720,843     715,405
- ---------------------------------------------------------------------------------------
                                                       $969,864  $1,027,191  $1,039,675
=======================================================================================

________________________________________________________________________________
7. NOTES PAYABLE AND LINES OF CREDIT

At December 31, the Company had outstanding notes payable as follows:

- -------------------------------------------------
In thousands of dollars    Amount   Interest Rate
- -------------------------------------------------
1992                       $6,194    4.00%--9.00%
1993                       $  303    6.00%--9.00%
1994                       $  106           9.00%
- -------------------------------------------------

  Also at December 31, 1994, the Company had $165 million of unused bank lines of credit, which were available for general corporate purposes. Of the $165 million, $125 million is available to provide support for commercial paper borrowings. No compensating balances are required and the commitment fees are
 .05 percent of the unused portion of the $125 million facility.

                               _________________________________________________
                               Financial Review  Frontier Corporation        45

________________________________________________________________________________
8. LONG-TERM DEBT


- -----------------------------------------------------------------------------------------------------------------------
In thousands of dollars                At December 31,                                1994            1993         1992
- -----------------------------------------------------------------------------------------------------------------------
First Mortgage Bonds
 Series E, 4 3/4%, due September 1, 1993                                                --              --     $ 12,000/(a)/
 Series F, 4 1/2%, due May 1, 1994                                                      --              --       18,000/(a)/
 Series G, 7 5/8%, due March 1, 2001                                                    --              --       30,000/(a)/
 Series H, 9 1/2%, due March 1, 2005                                                    --              --       40,000/(b)/
 Frontier Communications of Minnesota, Inc.(formerly Vista
   Telephone Company of Minnesota) Senior Notes, 7.61%,
   due February 1, 2003                                                           $ 35,000        $ 35,000           --
Rural Electrification Administration debt, 2%--9% due 1993 to 2026                  77,045          80,667       85,048
Other debt issued by affiliates, 7.5%--12 3/4%                                          --              --       15,840
- -----------------------------------------------------------------------------------------------------------------------
                                                                                   112,045/(c)/    115,667      200,888
- -----------------------------------------------------------------------------------------------------------------------
DEBENTURES
 4 3/4% Convertible, due March 1, 1994                                                  --              --          137/(d)/
 10.46% Convertible, due October 27, 2008                                            5,300/(e)/      5,300        5,300
 9%, due January 1, 2020                                                            69,785/(f)/    100,000      100,000
 9%, due August 15, 2021                                                           100,000         100,000      100,000
- -----------------------------------------------------------------------------------------------------------------------
                                                                                   175,085         205,300      205,437
- -----------------------------------------------------------------------------------------------------------------------
Medium-Term Notes, 8.77%--9.30%,
 due 2000 to 2004                                                                  179,000         179,000      179,000
Revolving Credit and Term Loan Agreements                                          120,000/(g)/         --        3,200
- -----------------------------------------------------------------------------------------------------------------------
Sub-total                                                                          586,130/(h)/    499,967      588,525
Less-Discount on long-term debt, net of premium                                      3,005           3,450        3,433
 Current portion of long-term debt                                                   4,525           3,962       59,495
- -----------------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                                              $578,600        $492,555     $525,597
=======================================================================================================================


/(a)/ In July 1993, the Company redeemed all of its Series E, F and G First Mortgage Bonds.

/(b)/ In December 1992, the Company entered into an agreement to repurchase its Series H $40 million, 9 1/2%, First Mortgage Bonds on January 15, 1993. The bonds were originally due March 1, 2005. As such, these bonds were reclassified from long-term to short-term at December 31, 1992. (See Note 5.)

/(c)/ Certain assets of Telephone Operations are pledged as security for Mortgage Bonds, Rural Electrification Administration debt and other debt.

/(d)/ In December 1992, the Company called its 4 3/4% convertible debentures. As such, they were reclassified from long-term to short-term debt at December 31, 1992. The redemption of these debentures occurred in January 1993. Prior to redemption, the debentures were convertible at any time into common stock at $5.75 per share subject to certain adjustments. During 1993, $79,000 face value of the debentures were converted into 13,714 shares of common stock and in 1992, $8,000 face value of the debentures were converted into 1,382 shares.

/(e)/ The debenture is convertible into common stock at any time after October 26, 1998 for $10.5375 per share. A total of 502,966 shares of common stock are reserved for such conversion.

/(f)/ In December 1994, the Company redeemed $30.2 million of its 9% debentures due January 1, 2020. This redemption was consummated through an open market purchase at a price of 99 percent of face value.

/(g)/ On December 19, 1994, the Company entered into a Revolving Credit Agreement with seven commercial banks as part of its implementation of the Open Market Plan Agreement. The agreement established a $160 million secured line of credit until December 18, 1999. The debt is secured by the assets owned as of January 1, 1995 by Rochester Telephone Corp. Commitment fees during the revolving loan period are .08 percent per year on the outstanding commitment. Interest on amounts drawn down are based on either the prime rate, the London Interbank Offered Rate (LIBOR) plus .17 percent, or a competitive bid rate. On December 29, 1994, the Company drew down $120 million under this facility at LIBOR plus .17 percent, which resets monthly over the five year period of the loan.

/(h)/ In accordance with Financial Accounting Standards Board Statement No. 107 (FAS 107), "Disclosures about Fair Value of Financial Instruments," the Company estimates that the fair value of the debt, based on rates currently available to the Company for debt with similar terms and remaining maturities, is $597.3 million.



At December 31, 1994, aggregate debt maturities were:

- -------------------------------------------------------------------------
In thousands of dollars         1995    1996    1997      1998       1999
- -------------------------------------------------------------------------
                              $4,525  $4,663  $4,511    $4,408   $124,500
- -------------------------------------------------------------------------

_________________________________________________
46         Financial Review  Frontier Corporation

________________________________________________________________________________
9. INCOME TAXES

The provision for income taxes consists of the following:

- ----------------------------------------------------------------------------------
In thousands of dollars                    1994              1993             1992
- ----------------------------------------------------------------------------------
Federal:
   Current                              $65,978           $45,013          $28,394
   Deferred                              (8,353)              391            8,253
- ----------------------------------------------------------------------------------
                                         57,625            45,404           36,647
- ----------------------------------------------------------------------------------
State:
   Current                                6,190             3,911            4,663
   Deferred                                  28               917              217
- ----------------------------------------------------------------------------------
                                          6,218             4,828            4,880
- ----------------------------------------------------------------------------------
Total income taxes                      $63,843           $50,232          $41,527
==================================================================================

The reconciliation of the federal statutory income tax rate with the effective income tax rate reflected in the financial statements is as follows:

- ----------------------------------------------------------------------------------
In thousands of dollars                1994             1993             1992
- ----------------------------------------------------------------------------------
Federal income tax expense at
   statutory rate                $58,645   35.0%  $44,844   35.0%  $36,431   34.0%
Accelerated depreciation           2,699    1.6     2,656    2.0     2,415    2.3
Investment tax credit             (1,964)  (1.2)   (2,044)  (1.6)   (2,223)  (2.1)
Miscellaneous                     (1,755)  (1.0)      (52)    --        24     --
- ----------------------------------------------------------------------------------
Total federal income tax         $57,625   34.4%  $45,404   35.4%  $36,647   34.2%
==================================================================================

  As a result of the Revenue Reconciliation Act of 1993, the 1993 income tax provision includes the impact of the federal tax rate increase from 34 percent to 35 percent. The impact amounts to approximately $2 million, of which approximately $400,000 is attributable to prior years.

Deferred tax liabilities (assets) are comprised of the following at December 31:

- ---------------------------------------------------------------------------------
In thousands of dollars                                1994       1993       1992
- ---------------------------------------------------------------------------------
Accelerated depreciation                           $150,069   $153,910   $152,230
Investment tax credit                                 5,354      6,828      8,047
Miscellaneous                                         7,386      8,734     10,137
- ---------------------------------------------------------------------------------
Gross deferred tax liabilities                      162,809    169,472    170,414
- ---------------------------------------------------------------------------------
Basis adjustment--purchased telephone companies     (31,851)   (42,741)   (45,368)
Employee Benefits Obligation                        (12,955)    (5,415)        --
Deferred compensation                                (1,664)    (1,648)    (1,081)
Other                                                (4,970)    (2,701)    (5,089)
- ---------------------------------------------------------------------------------
Gross deferred tax assets                           (51,440)   (52,505)   (51,538)
- ---------------------------------------------------------------------------------
Total Deferred Income Taxes                        $111,369   $116,967   $118,876
=================================================================================

  Gross profit on affiliate sales to telephone companies is deferred by Telecommunication Services and is amortized to offset income taxes to be paid over the cost recovery periods of the telephone plant. The amortization of gross profit deferred in prior years exceeded current year deferrals by $332,000 in 1994, $558,000 in 1993 and $927,000 in 1992 resulting in deferred tax reversals of $116,000, $195,000 and $315,000, respectively.

                               _________________________________________________
                               Financial Review  Frontier Corporation         47

________________________________________________________________________________
10. Service Pensions and Benefits

The Company provides retirement benefits for substantially all employees through various contributory and non-contributory defined benefit pension plans. Benefits, in general, are based on years-of-service and average salary.

  The majority of the Company's pension plans have plan assets that exceed accumulated benefit obligations. There are certain plans, however, with accumulated benefit obligations which exceed plan assets. The following tables summarize the funded status of the Company's pension plans and the related amounts that are recognized in the Consolidated Balance Sheet.

- ------------------------------------------------------------------------------------------------------------
                                                                     Plans for       Plans for
                                                                  which assets           which
                                                                        exceed     accumulated
December 31, 1994                                                  accumulated        benefits
In thousand of dollars                                                benefits   exceed assets         Total
- ------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
Vested benefit obligation                                            $ 294,140        $ 15,494     $ 309,634
Accumulated benefit obligation                                       $ 308,432        $ 17,223     $ 325,655
============================================================================================================
Plan assets at fair value,
   primarily fixed income
   securities and common stock                                       $ 373,446        $  6,641     $ 380,087
Projected benefit obligation                                          (326,858)        (20,774)     (347,632)
- ------------------------------------------------------------------------------------------------------------
Funded status                                                           46,588         (14,133)       32,455
Unrecognized net (gain)/loss                                           (23,244)          2,980       (20,264)
Unrecognized net transition asset                                       (3,935)             18        (3,917)
Unrecognized prior service cost                                          6,563           5,240        11,803
Adjustment required to recognize minimum liability                          --          (4,728)       (4,728)
- ------------------------------------------------------------------------------------------------------------
Pension asset (liability) reflected in Consolidated Balance Sheet    $  25,972        $(10,623)    $  15,349
============================================================================================================

- ------------------------------------------------------------------------------------------------------------
                                                                     Plans for       Plans for
                                                                  which assets           which
                                                                        exceed     accumulated
December 31, 1993                                                  accumulated        benefits
In thousand of dollars                                                benefits   exceed assets         Total
- ------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
Vested benefit obligation                                            $ 280,941        $  2,626     $ 283,567
Accumulated benefit obligation                                       $ 304,359        $  2,657     $ 307,016
============================================================================================================
Plan assets at fair value,
   primarily fixed income
   securities and common stock                                       $ 395,698        $  2,143     $ 397,841
Projected benefit obligation                                          (350,946)         (3,119)     (354,065)
- ------------------------------------------------------------------------------------------------------------
Funded status                                                           44,752            (976)       43,776
Unrecognized net (gain)/loss                                           (29,311)            582       (28,729)
Unrecognized net transition asset                                       (5,291)           (151)       (5,442)
Unrecognized prior service cost                                          9,018             209         9,227
- ------------------------------------------------------------------------------------------------------------
Pension asset (liability) reflected in Consolidated Balance Sheet    $  19,168        $   (336)    $  18,832
============================================================================================================

_________________________________________________
48         Financial Review  Frontier Corporation

- -------------------------------------------------------------------------------------------------------------------
                                                                            Plans for       Plans for
                                                                         which assets           which
                                                                               exceed     accumulated
December 31, 1992                                                         accumulated        benefits
In thousand of dollars                                                       benefits   exceed assets         Total
- -------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
Vested benefit obligation                                                   $ 240,147        $  3,160     $ 243,307
Accumulated benefit obligation                                              $ 254,592        $  3,301     $ 257,893
===================================================================================================================
Plan assets at fair value,
  primarily fixed income
  securities and common stock                                               $ 367,841        $  2,870     $ 370,711
Projected benefit obligation                                                 (312,169)         (4,166)     (316,335)
- -------------------------------------------------------------------------------------------------------------------
Funded status                                                                  55,672          (1,296)       54,376
Unrecognized net (gain)/loss                                                  (42,977)            405       (42,572)
Unrecognized net transition asset                                              (4,732)           (209)       (4,941)
Unrecognized prior service cost                                                 6,058           1,013         7,071
- -------------------------------------------------------------------------------------------------------------------
Pension asset (liability) reflected in Consolidated Balance Sheet           $  14,021        $    (87)    $  13,934
===================================================================================================================

  The net periodic pension cost consists of the following:

- -------------------------------------------------------------------------------------------------------------------
In thousands of dollars                    Years Ended December 31,              1994            1993         1992
- -------------------------------------------------------------------------------------------------------------------
Service cost--benefits earned during the period                             $   7,934        $  7,758     $   7,033
Interest cost on projected benefit obligation                                  25,565          23,932        23,123
Actual return on plan assets                                                    2,229         (40,484)      (24,860)
Net amortization and deferral                                                 (37,863)          7,623        (9,033)
- -------------------------------------------------------------------------------------------------------------------
Net periodic pension cost determined under FAS 87                              (2,135)         (1,171)       (3,737)
Amount expensed due to regulatory agency actions                               (1,743)         (1,537)        6,787
- -------------------------------------------------------------------------------------------------------------------
Net periodic pension cost (benefit) recognized                              $  (3,878)       $ (2,708)    $   3,050
===================================================================================================================


  The projected benefit obligation at December 31, 1994, 1993 and 1992 was determined using an assumed weighted average discount rate of 8.5 percent, 7.25 percent and 7.7 percent, respectively, and an assumed weighted average rate of increase in future compensation levels of 5.5 percent, 5.0 percent and 5.2 percent, respectively. The weighted average expected long-term rate of return on plan assets was assumed to be 9.0 percent in 1994, 8.75 percent in 1993 and 9.4 percent in 1992. The unrecognized net transition asset as of January 1, 1987 is being amortized over the estimated remaining service lives of employees, ranging from 12 to 26 years.


  The Company's funding policy is to make contributions for pension benefits based on actuarial computations which reflect the long-term nature of the pension plan. However, under Financial Accounting Standards Board Statement No. 87 (FAS 87), "Employers' Accounting for Pensions," the development of the projected benefit obligation essentially is computed for financial reporting purposes and may differ from the actuarial determination for funding due to varying assumptions and methods of computation.

  During 1994, 1993 and 1992, the Company funded $ 1.0 million, $.2 million and $4.8 million, respectively, for employees' service pensions and certain death benefits.

  On November 30, 1992, a voluntary pension incentive plan was offered to the Rochester, New York operating company's employees who were pension-eligible and retired on or before December 31, 1992. A 7.5 percent additional pension benefit will supplement the normal pension benefit for up to five years or until age 65, whichever is earlier. Accordingly, pension costs for the fourth quarter of 1992 included a one-time charge of $.8 million. Payments will be made from pension plan assets.

  The Company has established a rabbi trust separate from the pension plan assets to provide funding for the benefits payable under its Supplemental Management Pension Plan ("SMPP"). The SMPP is a defined benefit plan under which the Company will pay supplemental pension benefits to key executives in addition to amounts received under the Company's retirement plan. The trust is irrevocable and assets contributed to the trust can only be used to pay such benefits with certain exceptions. The assets held in trust at December 31, 1994 amounted to $7.1 million consisting of primarily fixed income securities and common stock.

  The Company also sponsors a number of defined contribution plans. The most significant plan covers substantially all non-union employees, who make contri-butions through payroll deduction. The Company matches up to 75 percent of that contribution up to 6 percent of gross compensation. The total cost recognized for all defined contribution plans was $4.8 million for 1994 and $4.1 million for 1993.

                                       _________________________________________
                                       Financial Review  Frontier Corporation 49

- --------------------------------------------------------------------------------
11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS


The Company provides health care, life insurance, and certain other retirement benefits for substantially all employees. Effective January 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." FAS 106 requires that employers reflect in current expenses an accrual for the cost of providing postretirement benefits to current and future retirees. Prior to 1993, the Company recognized these costs as they were paid. Total postretirement benefit cost recognized during 1992 was approximately $2.5 million. Plan assets consist principally of life insurance policies and money market instruments.


  In adopting FAS 106, the Company elected to defer the recognition of the accrued obligation of $125 million over a period of twenty years. For 1993, the adoption of this standard resulted in additional operating expenses in the amount of $7.8 million, net of a deferred income tax benefit of $4.1 million.

  However, a substantial portion of this increase was offset by a change in accounting for pensions for rate making purposes at the Rochester, New York operating company. The change requires that the company amortize, over a ten year period, the cumulative amount of pension funding from January 1, 1987 over the amount of pension expense which would have been recognized through December 31, 1992 under FAS 87, reducing pension expense throughout the amortization period. The net impact of adopting FAS 106 and recording the accounting change for FAS 87 actually resulted in $3.8 million of additional operating expenses, net of the income tax benefit, in 1993.

  The funded status of the plans is as follows:

- -------------------------------------------------------------------------
In thousands of dollars         December 31,             1994       1993
- -------------------------------------------------------------------------
Accumulated postretirement benefit
obligation (APBO) attributable to:
  Retirees                                           $ 79,935  $  63,749
  Fully eligible plan participants                     22,812     44,399
  Other active plan participants                       28,877     34,892
- -------------------------------------------------------------------------
  Total APBO                                          131,624    143,040
Plan assets at fair value                               5,545      3,944
- -------------------------------------------------------------------------
APBO in excess of plan assets                         126,079    139,096
Unrecognized transition obligation                   (109,730)  (117,706)
Unrecognized net prior service cost                    (6,003)    (1,458)
Unrecognized net gain (loss)                           15,502     (3,811)
- -------------------------------------------------------------------------
Accrued postretirement
  benefit obligation                                 $ 25,848  $  16,121
=========================================================================

  The components of the estimated postretirement benefit cost are as follows:

- -------------------------------------------------------------------------
In thousands of dollars         December 31,             1994       1993
- -------------------------------------------------------------------------
Service cost                                          $ 1,323    $ 2,746
Interest on accumulated post-
   retirement benefit obligation                        9,666     10,046
Amortization of transition
   obligation                                           6,094      6,241
Return on plan assets                                    (385)      (290)
Amortization of prior service cost                        383         --
Amortization of gains and losses                         (704)        --
- -------------------------------------------------------------------------
Net postretirement benefit cost                       $16,377    $18,743
=========================================================================

  To estimate these costs, health care costs were assumed to increase 11.2 percent in 1995 with the rate of increase declining consistently to 5.75 percent by 2006 and thereafter. The weighted discount rate and salary increase rate were assumed to be 8.5 percent and 5.5 percent, respectively. The expected long-term rate of return on plan assets was 9.0 percent. If the health care cost trend rates were increased by one percentage point, the accumulated postretirement benefit health care obligation as of December 31, 1994 would increase by $14.7 million while the sum of the service and interest cost components of the net postretirement benefit health care cost for 1994 would increase by $1.3 million.

- --------------------------------------------------------------------------------
12. POSTEMPLOYMENT BENEFITS

In 1992 the Financial Accounting Standards Board released Statement No. 112 (FAS
112), "Employers' Accounting for Postemployment Benefits" which was required to be implemented by January 1, 1994. FAS 112 requires that the projected future costs of providing postemployment, but pre-retirement, benefits, such as disability, pre-pension leave (salary continuation) and severance pay, be recognized as an expense as employees render service rather than when the benefits are paid.

  The Company adopted the provisions of FAS 112 effective January 1, 1994. The Company recognized the obligation for postemployment benefits through a cumulative effect charge to net income of $7.2 million, net of taxes of $3.9 million. The adoption of FAS 112 is not expected to significantly impact future operating expense or the Company's cash flow.

- --------------------------------------------------------------------------------
13. STOCK OFFERING

In February 1994, the Company sold 5.4 million shares of its common stock at $42 per share in a public offering. As part of the offering, 2.5 million new primary shares were issued and sold directly by the Company and 2.9 million shares were sold by C FON Corporation, a subsidiary of Sprint Corporation. All share and per share data is prior to the 2-for-1 stock split in April 1994.

_________________________________________
50 Financial Review  Frontier Corporation

- --------------------------------------------------------------------------------
14. STOCK OPTION PLANS

In 1992, the Company implemented a Directors Stock Option Plan and an Executive Stock Option Plan ("Plans"). Under the original Plans, which were approved by shareowners in 1990, the Company was authorized to issue a maximum of 400,000 shares of common stock over a ten-year period.

  At the April 1994 Annual Meeting, shareowners approved amendments to both Plans which increased the total number of option shares to 1.5 million. The amendments also provided for automatic increases in the number of shares that may be issued as a result of a stock split. Consequently, since the stock was split subsequent to the 1994 Annual Meeting, there is currently a maximum of 3 million option shares available for issuance.

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

Information with respect to options under the above plans follows:

- ---------------------------------------------------------------------------
                                                Option Price
                                     Shares        Per Share     Aggregate
- ---------------------------------------------------------------------------
Outstanding at August 1, 1992          --                               --
Granted in 1992                      96,400   $15.75--$15.69   $ 1,515,925
- ---------------------------------------------------------------------------
Outstanding at December 31, 1992     96,400                      1,515,925
Granted in 1993                     258,038   $19.75--$18.44     4,935,175
Cancelled in 1993                    (9,500)  $19.06--$15.75      (176,125)
Exercised in 1993                    (2,218)  $15.75--$15.69       (34,892)
- ---------------------------------------------------------------------------
Outstanding at December 31, 1993    342,720                      6,240,083
Granted in 1994                     408,400   $22.69--$21.19     8,826,975
Cancelled in 1994                   (36,820)  $22.69--$15.75      (737,529)
Exercised in 1994                   (13,595)  $19.75--$15.69      (243,385)
- ---------------------------------------------------------------------------
Outstanding at December 31, 1994    700,705                    $14,086,144
===========================================================================

  At December 31, 1994, 129,069 shares were exercisable and 2,283,482 shares were available for future grant.








                            ____________________________________________________
                            Financial Review Frontier Corporation             51

________________________________________________________________________________
15. PREFERRED STOCK (CUMULATIVE)-PAR VALUE $100


- ----------------------------------------------------------------------------------------
In thousands of dollars, except share data                      1994      1993      1992
- ----------------------------------------------------------------------------------------
Frontier Corporation--850,000 shares authorized
   5.00% Series-redeemable at $101 per share
        Shares Outstanding                                   100,000   100,000   100,000
        Amount Outstanding                                  $ 10,000  $ 10,000  $ 10,000
   5.65% Series-redeemable at $101 per share
        Shares Outstanding                                    50,000    50,000    50,000
        Amount Outstanding                                  $  5,000  $  5,000  $  5,000
   4.60% Series-redeemable at $101 per share
        Shares Outstanding                                    50,000    50,000    50,000
        Amount Outstanding                                  $  5,000  $  5,000  $  5,000
Frontier Communications of New York, Inc.
   (formerly Highland Telephone Company)
   --40,000 shares authorized
   5.875% Series A-redeemable at par
         Shares Outstanding                                   18,694    18,694    18,694
         Amount Outstanding                                 $  1,869  $  1,869  $  1,869
 7.80% Series B-redeemable at $100.80--$105.00 per share
         Shares Outstanding                                    6,320     6,400     6,480
         Amount Outstanding                                 $    632  $    640  $    648
Frontier Communications of AuSable Valley, Inc.
   (formerly AuSable Valley Telephone Company, Inc.)
   --4,000 shares authorized
   5.50% Series-redeemable at par
        Shares Outstanding                                     2,754     2,754     2,754
        Amount Outstanding                                  $    276  $    276  $    276
- ----------------------------------------------------------------------------------------
Total Shares Outstanding                                     227,768   227,848   227,928
========================================================================================
Total Amount Outstanding                                    $ 22,777  $ 22,785  $ 22,793
========================================================================================

  At the special meeting in December 1994, Frontier Corporation shareowners authorized 4 million shares of a new class of preferred stock, having a value of $100.00 per share and designated as Class A Preferred Stock. This class of stock will rank junior to the cumulative preferred stock as to dividends and distributions, and upon the liquidation, dissolution or winding up of the Company.

________________________________________________________________________________
16. LEASES AND LICENSE AGREEMENTS

The Company leases buildings, land, office space, fiber optic network, computer hardware and other equipment, and has license agreements for rights-of-way for the construction and operation of a fiber optic communications system. Total rental expense amounted to $17.8 million in 1994, $15.5 million in 1993 and $16.4 million in 1992.

  Minimum annual rental commitments under non-cancellable operating leases and license agreements in effect on December 31, 1994 were as follows:

- -------------------------------------------------------------
In thousands of dollars    Non-Cancellable Leases     License
                           ----------------------
Years                      Buildings   Equipment   Agreements
1995                          $ 6,189     $ 5,080     $ 8,625
1996                            5,869       4,544       8,853
1997                            5,901       1,786       9,097
1998                            5,578         333       9,326
1999                            5,248           1       9,557
2000 and thereafter            20,128           0      21,128
- -------------------------------------------------------------
  Total                       $48,913     $11,744     $66,586
=============================================================

________________________________________________________________________________
17. OPEN MARKET PLAN AND CORPORATE RESTRUCTURING

Effective December 19, 1994, upon receiving shareowner approval, the Company changed its name from Rochester Telephone Corporation to Frontier Corporation. The new name reflects not only the pioneering heritage of our past but our willingness to embrace the challenges of the future. The name also symbolizes the change from a company focused in Rochester, New York to a company that is expanding geographically and currently has customers in 32 states.

  At its public meeting in October 1994, the New York State Public Service Commission (PSC) unanimously approved the Company's Open Market Plan and Corporate Restructuring (Open Market Plan) and subsequently issued a written order in November 1994. This landmark decision resulted in opening up the Rochester, New York local exchange market to competition and simultaneously allowed the Company to form a holding Company. The Open Market Plan was approved by shareowners in December 1994 and became operational on January 1, 1995.

________________________________________________
52         Financial Review Frontier Corporation

  As a result of the Open Market Plan, two new companies have been formed from the operating assets of the former Rochester operating telephone company. One company (Frontier Communications of Rochester, Inc.) is a competitive telecommunications company which will provide an array of services on a retail basis in the Rochester marketplace. This company has the flexibility to price and introduce services as necessary to compete. The second company (Rochester Telephone Corp.) is a network company which is regulated and will provide services to the new competitive subsidiary company and all other telecommunications providers on an equal basis. The network company also will continue to provide services to individual retail customers. This configuration has been established to better meet the current and emerging competition in the marketplace.

  For the seven-year period of the Open Market Plan, Rochester Telephone Corp. will no longer be subject to rate of return regulation. In its place, the company will be subject to price regulation. The local market for telephone service in Rochester will be opened to full competition. Over the course of the next seven years, rate reductions of $21 million will be implemented for Rochester area consumers. In addition, a total of $17 million will be credited to the depreciation reserve.

  The Open Market Plan temporarily resolves certain financial questions that are linked to the royalty proceeding, a contested proceeding that has been in litigation since 1984. In particular, the PSC has agreed that a royalty will not be imposed by the PSC against the Company or Rochester Telephone Corp. during the seven year period of the Plan, subject to limited exceptions. However, the PSC is not precluded from seeking any royalties pursuant to the Royalty Order, on a prospective basis only, as it may be modified as a result of judicial appeal, subsequent to the expiration of the Open Market Plan. Under the Open Market Plan, the Company is permitted to continue its litigation challenging the Royalty Order, and the Company intends to pursue it to conclusion.

  The Company has also reorganized into a holding company structure as allowed under the Open Market Plan Agreement. This structure provides additional financing flexibility to continue the acquisition and diversification efforts necessary for the long-term growth of the business. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition" for additional information regarding the Open Market Plan.)

________________________________________________________________________________
18. COMMITMENTS AND CONTINGENCIES

It is anticipated that the Company will expend $125.0 million for additions to property, plant, and equipment during 1995. In connection with this construction program, the Company has made certain commitments for the purchase of material and equipment.

  In July 1994, the Company signed a definitive agreement to purchase the Minnesota Cellular Telephone Company (MSCTC) in a tax-deferred stock-for-stock transaction. MSCTC is the non-wireline cellular provider of service in Minnesota Rural Service Area #10. The transaction is expected to close in the first quarter of 1995, subject to regulatory approvals, and will be accounted for as a pooling of interests.

  In September 1994, the Company announced its intent to sell Ontonagon County Telephone Company and its subsidiary, Midway Telephone, to Mid-South Telecommunications. The pending sale is the result of the Company's plans to expand in areas other than Michigan's Upper Peninsula. The sale is expected to be completed in the first half of 1995, pending regulatory approvals.

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

  In November 1994, the Company announced an agreement to acquire all of the outstanding shares of American Sharecom, Inc. (ASI), a long distance company headquartered in Minneapolis, Minnesota. ASI is one of the largest privately owned long distance companies in the country with annual revenues of approximately $125 million. ASI's sales operations are concentrated in the Midwest, Northwest and California. Under the agreement, the Company will acquire all of the outstanding shares of ASI in exchange for 8.7 million shares (valued at $184 million at December 31, 1994) of Frontier common stock. The transaction will be accounted for as a pooling of interests, subject to regulatory approval and the completion of appropriate due diligence. The transaction is expected to close in the first quarter of 1995.

  The following pro forma summary reflects the results of operations of the Company for its pending acquisitions of WCT and ASI. The pro forma results of

                               _________________________________________________
                               Financial Review  Frontier Corporation         53
operations include WCT for 1994 only as this acquisition will be accounted for using the purchase method of accounting. The pro forma results of operations include ASI for 1994, 1993 and 1992 as this acquisition will be accounted for using the pooling of interests method of accounting. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of results that would have been achieved had the transactions been consummated at the beginning of 1994 or of results which may occur in the future.

- ----------------------------------------------------------
In thousands of dollars,            Pro Forma (Unaudited)
except per share data             1994      1993      1992
- ----------------------------------------------------------
Total Revenues and Sales    $1,224,304  $995,195  $866,287
Consolidated Net Income        107,740    87,992    73,303
Earnings Per Common
  Share-Primary             $     1.31  $   1.14  $    .96
- ----------------------------------------------------------

  During 1994, the Company provided interconnection and billing and collection services to AT&T which accounted for greater than ten percent of consolidated gross revenues. There were no other individual customers that accounted for greater than ten percent of consolidated gross revenues.

________________________________________________________________________________
19. BUSINESS SEGMENT INFORMATION

Revenues and sales, operating income, depreciation, construction and identifiable assets by business segment are set forth in the Business Segment Information included on page 29 of this report.

________________________________________________________________________________
20. Interim Data (Unaudited)

Selected quarterly data follow:

- --------------------------------------------------------------------------------------------------------------------------------
                                   Revenues and Sales               Income                             Per Share
                                --------------------------  --------------------     -------------------------------------------
                                                                                       Earnings
                                                                                         Before
                                                                                       Extraor-
                              Tele-                                                      dinary
                           communi-                                                   Items and                  Market Price
(In thousands of dollars,    cation   Telephone             Operating        Net     Cumulative              -------------------
except per share data)     Services  Operations      Total     Income     Income         Effect    Earnings   High        Low
- --------------------------------------------------------------------------------------------------------------------------------
1994 First Quarter         $ 90,814    $150,999   $241,813   $ 52,063   $ 15,205/(1)/     $ .32     $ .22   $22.44        $20.25
     Second Quarter          96,922     154,905    251,827     56,033     34,896            .47       .47   $25.25        $20.81
     Third Quarter           92,957     150,149    243,106     54,914     26,200            .35       .35   $24.75        $21.63
     Fourth Quarter          95,121     153,625    248,746     60,254     26,436            .36       .36   $24.63        $20.50
                           -----------------------------------------------------
     Full Year             $375,814    $609,678   $985,492   $223,264   $102,737          $1.50     $1.40
                           =====================================================
- --------------------------------------------------------------------------------------------------------------------------------
1993 First Quarter         $ 66,395    $144,574   $210,969   $ 44,364   $ 18,018          $ .27     $ .27   $19.44        $17.32
     Second Quarter          74,549     148,303    222,852     48,949     19,830            .29       .29   $21.75        $18.25
     Third Quarter           82,743     147,763    230,506     48,373     19,237            .28       .28   $24.38        $20.50
     Fourth Quarter          88,892     153,231    242,123     53,259     25,635            .37       .37   $25.13        $21.69
                           -----------------------------------------------------
     Full Year             $312,579    $593,871   $906,450   $194,945   $ 82,720          $1.21     $1.21
                           =====================================================
- --------------------------------------------------------------------------------------------------------------------------------
1992 First Quarter         $ 55,802    $137,708   $193,510   $ 40,412   $ 15,291          $ .23     $ .23   $17.00        $15.07
     Second Quarter          57,801     140,677    198,478     43,176     16,518            .24       .24   $16.88        $14.57
     Third Quarter           59,478     142,116    201,594     46,118     18,448            .27       .27   $16.44        $15.13
     Fourth Quarter          63,696     146,771    210,467     45,428     19,174/(2)/       .30       .28   $17.88        $15.32
                           -----------------------------------------------------
     Full Year             $236,777    $567,272   $804,049   $175,134   $ 69,431          $1.04     $1.02
                           =====================================================
- --------------------------------------------------------------------------------------------------------------------------------

/(1)/ Includes cumulative effect charge related to change in accounting principle of $7.2 million (see Note 12).
/(2)/ Includes extraordinary loss on retirement of debt of $1.1 million (see
Note 5).

__________________________________________________
54          Financial Review  Frontier Corporation

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            FRONTIER CORPORATION
                                                (Registrant)

Date:          , 1995
     ----------                          By: /s/ Richard A. Smith
                                             -----------------------
                                             Richard A. Smith
                                             Controller
                                             (and Principal Accounting Officer)

                                EXHIBIT INDEX

Exhibit Number          Description
- --------------          -----------
      23                Consent of Independent            Filed herewith
                        Accountants, Price Waterhouse