Form 10-Q/A
period 1995-03-31
FRONTIER CORP /NY/
filed 1995-07-14
CIK 84567

                         FORM 10-Q/A
                       AMENDMENT NO. 1

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1995

                             or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

       From the transition period from              to

                Commission file number 1-4166

                    FRONTIER CORPORATION
        (Previously Rochester Telephone Corporation)
   (Exact name of registrant as specified in its charter)

            New York                           16-0613330
     (State or other jurisdiction            (I.R.S. Employer
      of incorporation or organization)     Identification No.)

      180 South Clinton Avenue, Rochester, NY    14646-0700
      Address of principal executive offices)    (Zip Code)

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

                    FRONTIER  CORPORATION

THE REGISTRANT HEREBY AMENDS THE FOLLOWING ITEMS, FINANCIAL
STATEMENTS, EXHIBITS OR OTHER PORTIONS OF ITS QUARTERLY REPORT
ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995 (THE "FORM 10-
Q") AS SET FORTH BELOW:

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Item 2 is hereby amended and restated in its entirety as follows:


         Three Months Ended March 31, 1995 and 1994


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

  3. In early March 1995, the Company sold Ontonagon County Telephone Company and its subsidiary, Midway Telephone, due to the Company's plans to expand in areas other than Michigan's Upper Peninsula. A non-taxable gain of $4.8 million resulted from the sale and was reported in the "Other income and expense" section of the Consolidated Statement of Income. March 1994's revenues and operating income associated with these properties were $.3 million and $.1 million, respectively.

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

  Costs and expenses for long distance operations increased $13.5 million, excluding the $4.8 million one-time charge related to the acquisition costs for ASI. This increase is the result of related increases in access costs due to higher sales ($8.4 million), and higher marketing and sales expenses ($4.3 million). Access costs as a percentage of revenues were approximately 58 percent in 1995 as compared with 59 percent in 1994.

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

  Costs and expenses in the first quarter 1995 for Local Communications Services were $104.1 million, a decrease of $3.3 million, or 3.1 percent over 1994. This decrease was the result of the telephone company dispositions in the Regional Operations ($2.6 million) and ongoing cost controls. Employees per 10,000 access lines, a common measure of efficiency for telephone companies, was 31 as of March 31, 1995, a significant improvement from 34 a year earlier.

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

  The Company's proportionate share of wireless revenues, reflecting the ownership percentage of wireless interests consolidated for financial reporting purposes and the Company's ownership percentage of its significant unconsolidated wireless interests (which are accounted for on the equity method for financial reporting purposes), was $9.1 million in 1995, an increase of 4.7 percent over the comparable quarter in 1994. The Company's proportionate share of operating income for these properties was $.5 million in 1995, a decrease of 59 percent over 1994. The proportionate share of operating cash flow for these properties, defined as operating income plus depreciation, was up
2.2 percent.

  Operating cash flow, defined as operating income plus depreciation, is a measure used by the Company to provide a reasonable approximation of cash generated from normal operations. Since depreciation is typically a large non-cash item that is readily disclosed, this measure is widely used by investment analysts as a proxy for the operating cash flows of a business. The Company acknowledges that this measure excludes, among other things, impacts from changes in working capital.
This measure should not be viewed as a precise substitute for, nor should it be considered in isolation to, Operating Income and Cash Flows from Operating Activities as prescribed by Financial Accounting Standards Board Statement No. 95 (FAS 95), "Statement of Cash Flows."

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

  Revenues in the first quarter of 1995 were $6.3 million, an increase of $.7 million, or 13.0 percent, over 1994.
Essentially all of these revenues pertain to FNS. The increase is due to higher system installation revenue ($.4 million) and lower intersegment sales eliminations ($.3 million).

  Total costs and expenses for this segment amounted to $9.8 million, a $.4 million increase, or 3.7 percent, over 1994. Expenses at FNS rose in relation to the increase in sales, while corporate operations expenses were steady at $4.4 million for each of the corresponding three month periods.

Other Income Statement Items

  Interest Expense

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

  Equity Earnings from Unconsolidated Wireless Interests

  Equity earnings from the Company's interests in wireless partnerships in the first quarter of 1995 were $.4 million, an increase of $.2 million over 1994. This increase is the result of higher equity earnings from two minority partnerships in Georgia and New York. The equity earnings associated with the Company's joint venture with NYNEX were negligible in the first quarter of 1995, due to changes in depreciation expense that were made to standardize lives across the various partnerships.

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



FINANCIAL CONDITION

Cash and Cash Equivalents

  At March 31, 1995, the Company had $316.4 million in cash and cash equivalents compared with $317.9 million at December 31, 1994, a modest decrease of $1.5 million. Cash generated from operations amounted to $54.3 million in the first three months of 1995. Offsetting this was a $14.2 million outflow for investing activities (mainly capital expenditures) and a $41.7 million outflow for financing activities such as debt retirements ($13.2 million, net of proceeds), dividend payments ($15.7 million) and treasury stock purchases ($10.0 million). See the Consolidated Statement of Cash Flows for additional information.

Debt

  In April 1995, three of the Company's debt rating agencies put Frontier Corporation's senior unsecured debt under review for potential downgrade. These actions occurred as a result of the Company's announcement to acquire ALC Communications Corp. The agencies acknowledge that although the merger will likely strengthen Frontier's financial position, the increased exposure to the higher risk long distance industry may adversely impact its credit rating. Specifically, on April 11, 1995, Standard & Poors put Frontier Corporation's A+ senior unsecured debt rating on credit watch with negative implications and also put Rochester Telephone Corp.'s AA senior unsecured debt rating on credit watch with negative implications. Standard & Poors noted it is unlikely that Rochester Telephone Corp.'s debt rating will fall below AA-. Also on April 11, 1995, Moody's put Frontier Corporation's A2 senior unsecured debt rating under review for potential downgrade. On April 12, 1995, Fitch placed the Company's A+ outstanding medium-term notes and senior debentures on FitchAlert with negative implications. On April 11, 1995, the Company's fourth debt rating agency, Duff & Phelps, reaffirmed Frontier's A credit rating for outstanding notes and debentures.


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


Certain Considerations Related to the Open Market Plan

  Management believes there are significant market and business opportunities associated with the Company's Open Market Plan, described in Note 112 to the Consolidated Financial Statements. However, there are also uncertainties associated with the Plan and the corporate restructuring. In our opinion, these are the most significant:

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

                          SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FRONTIER CORPORATION
                               --------------------------------
                                         (Registrant)






Date:_________, 1995              By /s/ Richard A. Smith
                               --------------------------------
                               Richard A. Smith
                               Corporate Controller
                               (and Principal Accounting Officer)