Form 10-Q
period 1995-06-30
FRONTIER CORP /NY/
filed 1995-08-11
CIK 84567

                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1995

                             or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

       From the transition period from              to

                Commission file number 1-4166

                    FRONTIER CORPORATION
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

$1.00 Par Value Common Stock    81,873,596 shares as of July 31, 1995

FRONTIER  CORPORATION


Part I - Financial Information

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
                             (Unaudited)

                             3 Months Ended June 30, 6 Months Ended June 30,
 In thousands,
 except per share data                1995       1994       1995        1994
- ----------------------------------------------------------------------------
Revenues and Sales                $311,773   $282,564   $595,191    $554,667
- ----------------------------------------------------------------------------
Costs and Expenses
Operating expenses                 200,265    178,016    379,574     349,893
Cost of goods sold                   7,056      5,533     11,189      11,914
Depreciation                        29,557     30,982     59,468      60,521
Taxes other than income taxes       11,919     12,481     22,547      24,567
Acquisition-related charges              -          -      4,750           -
- ----------------------------------------------------------------------------
       Total Costs and Expenses    248,797    227,012    477,528     446,895
- ----------------------------------------------------------------------------
Operating Income                    62,976     55,552    117,663     107,772
Interest expense                    11,937     10,957     23,641      21,937
Other income and expense:
    Allowance for funds used
     during construction               210        280        536         556
    Gain on sale of subsidiaries         -     12,933      4,826      12,933
    Equity earnings from
     unconsolidated wireless
     interests                       1,163        286      1,559         483
    Interest income                  3,243      1,593      6,503       2,044
    Other income (expense), net     (1,696)      (982)    (3,008)     (2,270)
- ----------------------------------------------------------------------------
Income Before Taxes and Cumulative
 Effect of Change in
 Accounting Principle               53,959     58,705    104,438      99,581
Income taxes                        21,106     20,636     39,910      35,999
- ----------------------------------------------------------------------------

Income Before Cumulative Effect of
 Change in Accounting Principle     32,853     38,069     64,528      63,582
Cumulative Effect of Change in
 Accounting Principle-accounting
 for postemployment benefits             -          -          -      (7,197)
- ----------------------------------------------------------------------------
Consolidated Net Income             32,853     38,069     64,528      56,385
Dividends on preferred stock           296        296        593         593
- ----------------------------------------------------------------------------
Income Applicable to Common Stock $ 32,557   $ 37,773   $ 63,935    $ 55,792
============================================================================
Dividends declared on common
 stock                            $      -   $ 14,815   $ 16,990    $ 29,630
Average common shares
 outstanding                        81,940     81,937     81,936      80,620
Earnings Per Common Share
 Income before cumulative effect of
  change in accounting principle  $    .40   $    .46   $    .78    $    .78
 Cumulative effect of change in
  accounting principle                   -          -          -        (.09)
- ----------------------------------------------------------------------------
 Net Earnings Per Common Share    $    .40   $    .46   $    .78   $    .69
===========================================================================

See accompanying Notes to Consolidated Financial Statements.

                             FRONTIER CORPORATION
                         Business Segment Information
                                  (Unaudited)
                                          3 Months Ended     6 Months Ended
                                             June 30,            June 30,
Dollars in thousands                     1995       1994       1995       1994
- ------------------------------------------------------------------------------
Long Distance Communications Services
Revenues                             $142,914   $110,020   $264,940   $216,446
Operating Income:
Operating Income Before Acquisition-
 Related Charges                      $15,043    $13,326    $28,934    $25,107
Acquisition - Related Charges               -          -     (4,750)         -
- ------------------------------------------------------------------------------
   Total                              $15,043    $13,326    $24,184   $ 25,107
Depreciation                           $3,492    $ 4,127    $ 7,244   $  7,696
Capital Expenditures                   $1,570    $10,843    $ 3,554   $ 14,892
Identifiable Assets                  $427,748   $197,336   $427,748   $197,336
==============================================================================
Local Communications Services
Revenues:
Rochester, NY Operations              $78,525    $77,770   $156,104   $152,458
Regional Operations                    76,724     77,134    151,940    153,445
- ------------------------------------------------------------------------------
   Total                             $155,249   $154,904   $308,044   $305,903
Operating Income:
Rochester, NY Operations              $20,922    $18,983    $40,972    $36,298
Regional Operations                    28,517     26,694     57,173     52,988
- ------------------------------------------------------------------------------
   Total                              $49,439    $45,677    $98,145    $89,286
Depreciation:
Rochester, NY Operations              $13,630    $14,020    $27,625    $28,045
Regional Operations                    11,196     11,463     22,479     22,866
- ------------------------------------------------------------------------------
   Total                              $24,826    $25,483    $50,104    $50,911
Capital Expenditures                  $15,596    $13,151    $29,577    $25,998
Identifiable Assets                $1,238,167 $1,233,819 $1,238,167 $1,233,819
==============================================================================

Wireless Communications Services
Revenues                               $3,369    $11,799     $5,656    $20,895
Operating Income                         $806       $919     $1,117     $1,595
Depreciation                             $514     $1,275       $788     $1,724
Capital Expenditures                     $298       $461       $641       $787
Identifiable Assets                  $103,234    $68,366   $103,234    $68,366
==============================================================================
Corporate Operations and Other
Revenues                              $10,241     $5,841    $16,551    $11,423
Operating Income                      $(2,312)   $(4,370)   $(5,783)   $(8,216)
Depreciation                             $725        $97     $1,332       $190
Capital Expenditures                   $3,904     $1,679     $6,840     $3,976
Identifiable Assets                   $63,003   $153,837    $63,003   $153,837
==============================================================================
Consolidated
Revenues                             $311,773   $282,564   $595,191   $554,667
Operating Income                      $62,976    $55,552   $117,663   $107,772
Depreciation                          $29,557    $30,982    $59,468    $60,521
Capital Expenditures                  $21,368    $26,134    $40,612    $45,653
Identifiable Assets                $1,832,152 $1,653,358 $1,832,152 $1,653,358
==============================================================================

See accompanying Notes to Consolidated Financial Statements.


                        FRONTIER CORPORATION
                     Consolidated Balance Sheet
                                      June 30,   December 31,
                                          1995           1994
In thousands of dollars             (Unaudited)
- -------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents           $  157,581     $  317,898
Short-term investments                      40          9,047
Accounts receivable                    220,254        182,602
Material and supplies                    8,667          8,585
Prepayments and other                   27,277         25,947
- -------------------------------------------------------------
     Total Current Assets              413,819        544,079
- -------------------------------------------------------------
Property, Plant and Equipment
Total Property, Plant and Equipment  1,835,161      1,777,946
Less-Accumulated depreciation          840,270        802,662
- -------------------------------------------------------------
   Net property, plant and equipment   994,891        975,284
- -------------------------------------------------------------
Goodwill                               251,576        140,455
- -------------------------------------------------------------
Deferred and Other Assets              171,866        126,680
- -------------------------------------------------------------
    Total Assets                    $1,832,152     $1,786,498
=============================================================

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Accounts payable                    $  213,856     $  160,447
Notes payable                               55            106
Advance billings                        11,143         12,719
Dividends payable                          307         15,487
Long-term debt due within one year       5,951          4,627
Taxes accrued                           19,229         14,233
Interest accrued                        12,619         12,305
- -------------------------------------------------------------
     Total Current Liabilities         263,160        219,924
- -------------------------------------------------------------
Long-Term Debt                         553,898        579,083
- -------------------------------------------------------------
Deferred Income Taxes                   86,811        108,646
- -------------------------------------------------------------
Deferred Benefits                       51,915         46,001
- -------------------------------------------------------------
Minority Interests                         617            252
- -------------------------------------------------------------
Shareowners' Equity
Common stock                            81,879         81,871
Capital in excess of par value         258,586        259,662
Retained earnings                      512,664        468,282
- -------------------------------------------------------------
                                       853,129        809,815
Less-Treasury stock, at cost               147              -
- -------------------------------------------------------------
     Common Shareowners' Equity        852,982        809,815
Preferred stock                         22,769         22,777
- -------------------------------------------------------------
     Total Shareowners' Equity         875,751        832,592
       Total Liabilities and
        Shareowners' Equity         $1,832,152     $1,786,498
=============================================================

   See accompanying Notes to Consolidated Financial Statements.

                           FRONTIER CORPORATION
                  Consolidated Statement of Cash Flows
                               (Unaudited)

                                              6 Months Ended June 30,
 In thousands of dollars                              1995       1994
- ---------------------------------------------------------------------
Cash Flows from Operating Activities
Income before cumulative effect of change
 in accounting principle                         $  64,528  $  63,582
Cumulative effect of change in accounting
 principle                                               -     (7,197)
- ----------------------------------------------------------------------
Net Income                                          64,528     56,385
- ---------------------------------------------------------------------
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
       Depreciation and amortization                66,309     63,800
       Gain on sale of assets                       (4,826)    (9,915)
       Equity earnings from
        unconsolidated wireless interests           (1,559)      (483)
       Cumulative effect of change in
        accounting principle                             -     11,072
       Minority interests                              372        267
       Changes in operating assets and
        liabilities, exclusive of impacts of
        purchase acquisitions:
              (Increase) in accounts
                receivable                        (18,902)     (7,413)
              (Increase) decrease in
                material and supplies                  (8)        530
              Decrease in prepayments and
                other current assets                4,624         509
              (Increase) in deferred and
                other assets                      (12,153)    (13,424)
              (Decrease) in accounts payable      (24,233)    (18,147)
              (Decrease) in advance billings       (1,582)     (2,207)
              Increase in accrued interest
               and taxes                            1,205       4,951
              Increase in deferred
               employee benefits obligation         5,671       1,515
              (Decrease) in deferred income taxes    (803)     (2,470)
- ---------------------------------------------------------------------
                 Total Adjustments                  14,115     28,585
- ---------------------------------------------------------------------
    Net Cash Provided by Operating Activities       78,643     84,970
- ---------------------------------------------------------------------

Cash Flows from Investing Activities
Expenditures for property, plant and equipment     (40,800)   (45,459)
Decrease in investment securities                    8,757        197
Investment in cellular                             (12,539)     1,174
Investment in nonaffiliated entities                (5,925)         -
Purchase of companies                              (78,066)         -
Proceeds from sale of company                            -     55,689
Cash disposed of in sale of company                   (196)         -
- ---------------------------------------------------------------------
    Net Cash (Used in) Provided by
     Investing Activities                         (128,769)    11,601
- ---------------------------------------------------------------------
Cash Flows from Financing Activities
Net (Decrease) in notes payable                       (164)      (197)
Proceeds from long-term debt                        47,327      7,021
Repayments of long-term debt                      (111,981)   (20,370)
Dividends paid                                     (32,764)   (29,206)
Issuance (purchases) of treasury stock             (10,041)     2,302
Issuance of common stock, net                         (270)   103,862
Redemptions of preferred stock                          (8)        (8)
Capital distribution to shareowners of
 pooled company                                     (2,290)    (2,286)
- ---------------------------------------------------------------------
    Net Cash (Used in) Provided by
     Financing Activities                         (110,191)    61,118
- ---------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash
 Equivalents                                      (160,317)   157,689
Cash and Cash Equivalents at Beginning of
 Period                                            317,898     32,151
- ---------------------------------------------------------------------
Cash and Cash Equivalents at End of Period        $157,581   $189,840
=====================================================================

     See accompanying Notes to Consolidated Financial Statements.

                    FRONTIER CORPORATION

         Notes to Consolidated Financial Statements
                         (Unaudited)

Note 1:  Consolidation

  The consolidated financial information includes the accounts of Frontier Corporation and its affiliates (the "Company"). As of January 1995, the Company reports its operations in four segments: Long Distance Communications Services, Local Communications Services, Wireless Communications Services and Corporate Operations and Other. Prior to January 1995, the Company reported its operations in only two segments, Telephone Operations and Telecommunication Services. The change in the definition of the Company's segments has been made to better reflect the changing scope of the businesses in which the Company operates. All historical data have been restated accordingly to conform with the new presentation.

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

  On March 29, 1995, the Company completed its purchase of Minnesota Southern Cellular Telephone Company (MSCTC). A total of approximately 867,000 shares of Frontier common stock were reissued from treasury in exchange for all of the shares of MSCTC. MSCTC is the non-wireline cellular provider of service in Minnesota Rural Service Area #10 and serves a population of 227,000 in an area south of Minneapolis. The acquisition has been accounted for as a purchase transaction.

   On May 18, 1995, the Company completed its purchase of WCT Communications, Inc. WCT is a facilities-based long distance carrier with service in 45 states and switches in Los Angeles, San Francisco, Chicago, Dallas, Philadelphia,
Atlanta, and Seattle. WCT has annualized revenues of approximately $150 million and will be merged with Frontier's long distance operation, Frontier Communications
International. The Company paid approximately $80 million for all of the outstanding shares of WCT. The transaction has been accounted for as a purchase acquisition.

  On May 20, 1994, the Company completed the sale of Minot Telephone Company in Minot, North Dakota to a subsidiary of the Souris River Telecommunications Cooperative. Minot Telephone was the Company's only holding in North Dakota and the Company had reassessed its prospects for expansion in North Dakota. In 1993, annual revenues for Minot amounted to $13.3 million and net income was $2.8 million.

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

  The provision for income taxes consists of the following
(in thousands):

                  3 Months Ended           6 Months Ended
                      June 30,                June 30,
                  1995      1994            1995    1994
- -----------------------------------------------------------
Federal:
  Current      $19,949   $19,058         $37,668 $34,028
  Deferred      (1,911)     (591)         (3,009) (2,159)
- -----------------------------------------------------------
               $18,038   $18,467         $34,659 $31,869
- -----------------------------------------------------------
State:
  Current     $  3,222 $  2,329           $5,364  $4,451
  Deferred        (154)    (160)            (113)   (321)
- -----------------------------------------------------------
                 3,068    2,169            5,251   4,130
- -----------------------------------------------------------
  Total        $21,106  $20,636          $39,910 $35,999
===========================================================

  Deferred income taxes associated with Local Communications Services have not been provided for certain temporary differences where regulatory agencies permit only taxes actually paid to be recognized. At June 30, 1995, the cumulative balance of tax reductions not previously offset by provisions for deferred federal income taxes amounted to $37 million. Similarly, the cumulative balances of tax reductions not previously offset by provisions for deferred state income taxes amounted to $18 million at June 30, 1995. Consistent with the provisions of Financial Accounting Standards Board Statement No. 109 (FAS 109), "Accounting for Income Taxes," a deferred tax liability and a long-term deferred asset have been recorded to reflect the impact applicable to these cumulative reductions and the future revenue to be recovered when these taxes become payable.

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

Note 6:  Earnings Per Share

  Average common shares outstanding include amounts for common stock equivalents resulting from stock options outstanding at June 30, 1995 and June 30, 1994.

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

Note 9:  Stock Incentive Plans

  At the April 26, 1995 Annual Meeting of Common
Shareowners, two proposals were approved modifying the Restated Executive Stock Option Plan and the Directors Stock
Option Plan.

  The Restated Executive Stock Option Plan was amended and renamed the Management Stock Incentive Plan. Under the amended Plan, both stock options and shares of restricted stock may be granted to key employees. The exercise price of the options is not less than the fair market value of the common stock at the time the option is granted. Options become exercisable proportionately over three years from the grant date and expire if not exercised within ten years following the date of grant. Restricted stock grants may be granted to key employees and are subject to certain conditions and restrictions. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified restricted period. For grants not related to performance goals, the vesting period will be a minimum of three years duration. The total number of shares available in aggregate for awards under this Plan during any calendar year shall not exceed one percent (1%) of the number of issued shares of the Company's common stock, including treasury shares. The aggregate number of shares which may be issued under restricted stock grants at any one time during the life of the Plan may not exceed three percent (3%) of the number of issued shares, including treasury shares, of the Company's common stock. At June 30, 1995, there were no outstanding restricted stock awards.

  In addition, the Directors Stock Option Plan was amended and renamed the Directors Stock Incentive Plan. A maximum of 1,000,000 shares may be issued under the Plan. Under the amended Plan, non-employee directors of Frontier receive annually 4,000 options, non-employee directors of Frontier subsidiaries receive annually 3,000 options, and non-employee Frontier directors receive annually a stock grant of 500 shares. New non-employee Frontier directors receive, additionally, a one-time grant of 1,000 shares which they must retain during their tenure on the Board. The exercise price is equal to the fair market value of common stock at the time the option is granted. New options granted under the Plan may become exercisable proportionately over three years from the grant date, and expire if not exercised within ten years following the date of grant.
At June 30, 1995, outstanding stock grants and options available for future grants totaled 856,985.

  Information with respect to options under the above Plans follows:


                                              Option Price
                          Shares               Per Share
- -----------------------------------------------------------
Outstanding at
   March 31, 1995       1,114,171

Second Quarter Activity:
  Granted                  50,667             $19.875-$22.875
  Exercised                (1,182)            $19.063-$19.313
  Canceled                 (5,000)            $21.875
                       ----------
Outstanding at
 June 30, 1995          1,158,656
                        =========
Exercisable at
 June 30, 1995            331,651            $15.688-$22.688
                        =========

Note 10: Cash Flows

  For purposes of the Statement of Cash Flows, the Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Actual interest paid was $23.3 million and $21.9 million for the six month periods ended June 30, 1995, and June 30, 1994, respectively. In addition, actual income taxes paid were $39.9 million for the six months ended June 30, 1995, and $42.2 million for the six months ended June 30, 1994.

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

  The Company has also reorganized into a holding company structure as allowed under the Open Market Plan Agreement. This structure provides additional financing flexibility to continue the acquisition and diversification efforts necessary for the long-term growth of the business. In conjunction with this restructuring, certain corporate expenses that had previously been reported in the "Other income and expense" section of the Consolidated Statement of Income have been reclassified as costs and expenses above the "Operating Income" line. In order to be consistent with this change, historical data have also been reclassified. Total corporate expenses that were reclassified for the three and six month periods ending June 30, 1994 were $5.9 million and $10.9 million, respectively.

Note 12: Commitments and Contingencies

  It is anticipated that the Company will expend approximately $125 million for additions to property, plant, and equipment during 1995. In connection with this capital program, the Company has made certain commitments for the purchase of material and equipment.

  On April 10, 1995, the Company announced it had signed a definitive agreement to enter into a business combination with ALC Communications Corporation, creating the fifth-largest long distance company in the U.S. ALC, through its wholly-owned subsidiary Allnet Communication Services, Inc. provides long distance products and services to small and medium-sized business customers nationwide. ALC, headquartered in Bingham Farms, Michigan, is a publicly-held company whose stock trades on the American Stock Exchange. The combined company is expected to generate consolidated revenues of approximately $2 billion. Under the terms of the merger agreement, each shareholder of ALC will receive
2.0 shares of Frontier stock for each share of ALC stock, for a total of approximately 80 million shares of Frontier common stock as of the record date of July 10, 1995. The transaction is subject to approval of shareowners of Frontier and ALC and other necessary regulatory approvals and customary conditions. The transaction, which will be accounted for as a pooling of interests, is expected to close in the third quarter of 1995. At a Special Meeting of Shareowners of Frontier Corporation to be held on August 16, 1995, shareowners will be asked to approve the issuance of a sufficient number of common shares in order for Frontier to fulfill its obligations under the merger agreement. A joint proxy statement was filed July 14, 1995.

  On July 11, 1995, the Company completed its purchase of Enhanced Telemanagement, Inc. (ETI), a privately-held telecommunications company specializing in the integration and resale of local, long distance, and ancillary telephone services to small and medium-sized business customers.
Frontier paid approximately $29 million in cash for ETI.
ETI closed its fiscal year on June 30, 1995 with approximately $31.5 million in revenues. The transaction has been accounted for as a purchase acquisition.

  On August 8, 1995, Frontier completed its acquisition of
Schneider Communications, Inc. (SCI) and SCI's 80.8 percent interest in LinkUSA Corporation (LinkUSA), two
Midwest telecommunications companies. SCI serves approximately 11,000 long distance customers in the upper
Midwest and LinkUSA provides wholesale enhanced services for the long distance industry. The combined annualized revenue of SCI and LinkUSA is approximately $90 million.
Frontier paid cash of approximately $135 million for SCI and the majority ownership in LinkUSA. The transaction will be accounted for as a purchase acquisition.

 Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Three Months Ended June 30, 1995 and 1994
- -----------------------------------------

DESCRIPTION OF BUSINESS

  Frontier Corporation, formerly Rochester Telephone
Corporation, (the "Company") is a diversified telecommunications service company, serving more than 1.5 million customers throughout the United States. Frontier
Corporation's principal lines of business include Long
Distance Communications Services, Local Communications
Services (comprised of 34 local telephone companies providing service to over 900,000 access lines in the Northeast, Midwest, and South), cellular and paging operations, and telecommunications equipment sales.


RESULTS OF OPERATIONS

Consolidated

  Net income for the second quarter of 1995 amounted to $32.9 million, a $5.2 million decrease, or 13.7 percent, over the comparable period in 1994. Earnings per share were $.40 in 1995 versus $.46 in 1994. The results in 1994 included a $12.9 million pre-tax gain from the sale of the Company's Minot Telephone property in North Dakota.
Adjusting for this one-time event, 1994's net income was $28.6 million and earnings per share were $.34. Excluding this gain, second quarter net income rose 15.0 percent and earnings per share rose 17.6 percent in 1995 over the same period in 1994.

  Consolidated revenues and sales for the second quarter of 1995 were $311.8 million, up $29.2 million, or 10.3 percent, over the comparable period in 1994. Operating income was $63.0 million for the three months ended June
30, 1995, up $7.4 million, or 13.4 percent, from the same three months in 1994.

  As discussed in the results for the first quarter, the Company reorganized in holding company form in January
1995 in conjunction with the implementation of its Open
Market Plan. (See Note 11 in Notes to Consolidated
Financial Statements.) As a result, certain corporate costs that previously were reported in the "Other income and expense" section have been reclassified and are now being reported in costs and expenses above the "Operating
Income" line. Total corporate costs reclassified in the second quarter of 1994 amounted to $5.9 million.

  In addition to this expense reclassification, the Company redefined its business segments in the beginning of 1995 to better distinguish its primary lines of business. The Company is now reporting its operating results in four segments: Long Distance Communications
Services, Local Communications Services, Wireless
Communications Services, and Corporate Operations and
Other. This classification replaces the previous manner of reporting which reflected only two groups, Telephone
Operations and Telecommunications Services.

  In addition to the above-mentioned items, certain one-time events have taken place in 1994 and 1995 that have impacted the comparability of the financial results.
These events include the following:

  1. In May 1994, the Company sold its only telephone operating company in North Dakota, Minot Telephone, for cash. The second quarter 1994 included revenues and operating income from Minot of $2.3 million and $.9 million, respectively.

  2. In July 1994, the Company and NYNEX Corporation combined certain cellular interests and formed a 50/50 joint venture to operate a cellular network in upstate
  New York. Financial results of the joint venture have been reported by the Company on the equity method of accounting, reflecting Frontier's proportionate share of the joint venture's earnings in the "Other income and expense" section on the Consolidated Statement of Income. Previously, the revenues and expenses of these wireless operations in New York had been consolidated.
  Revenues included in the second quarter of 1994 for these wireless properties were $8.7 million, while associated operating income was $ 1.2 million.

  3.   In early March 1995, the Company sold Ontonagon
  County Telephone Company and its subsidiary, Midway
  Telephone, due to the Company's plans to expand in areas other than Michigan's Upper Peninsula. Revenues and operating income associated with these properties in the second quarter 1994 were $.9 million and $.2 million, respectively.

  4.   In late March 1995, the Company acquired Minnesota
  Southern Cellular Telephone Company. The transaction was accounted for as a purchase. Revenues and the operating loss for this property for the three months ended June 30, 1995 were $.8 million and $.2 million, respectively.

  5. During the second quarter of 1995, the Company acquired WCT Communications, Inc., an interexchange carrier based in California for approximately $80 million in cash. The transaction was accounted for as a purchase, adding $16.4 million in revenues with a $1.2 million operating loss in the second quarter of 1995.

Adjusting for these items, consolidated revenues and operating income rose 9.4 percent and 20.2 percent, respectively, for the second quarter of 1995 when compared with the same period in 1994.

 Long Distance Communications Services

  Long Distance Communications Services is comprised of the Company's long distance operations, including Frontier
Communications International Inc., American Sharecom, Inc.
(ASI), WCT Communications, Inc., Frontier Communications of the Mid Atlantic, Inc., Frontier Communications of New
England, Inc., and Frontier Long Distance. ASI joined this business unit in March 1995 and WCT joined in May
1995, continuing with the growth strategy of expanding nationwide. The Company acquired WCT for approximately
$80 million in cash. The ASI acquisition, which was accomplished by issuing approximately 8.7 million shares of Frontier stock in exchange for all of the shares of ASI, was accounted for as a pooling of interests and historical financial results have been restated accordingly.

  Long distance revenues totaled $142.9 million in the second quarter of 1995, a $32.9 million increase, or 29.9 percent, over the same quarter in 1994. The Long Distance
Communications Services segment comprised 46 percent of consolidated revenues in the second quarter of 1995. The acquisition of WCT, accounted for as a purchase transaction, resulted in an additional $16.4 million in revenues for the period. The primary factor behind the remaining increase was continued strong growth in the retail and wholesale long distance revenue.

  Costs and expenses for long distance operations increased $31.2 million in 1995. This increase is the result of added costs and expenses associated with WCT
($17.6 million), related increases in access costs due to higher sales ($10.4 million), and higher marketing and sales expenses ($4.1 million). Access costs as a percentage of revenues were approximately 60 percent in 1995 as compared with 57 percent in 1994.

  Operating income for long distance rose 12.9 percent to $15.0 million for the three months ended June 30, 1995.
Without WCT, long distance operating income rose 22.0 percent, reflecting the Company's continuing focus on improving operating margins. Operating margins excluding the impact from WCT increased to 12.8 percent in 1995, an increase over 1994's operating margin of 12.1 percent.

Local Communications Services

  Local Communications Services is comprised of the Company's local telephone operations, consisting of the Rochester, New York operation and the regional telephone operations, which is made up of 33 other telephone operating subsidiaries in 13 states. In addition, the local service revenues and associated expenses generated from the efforts of Frontier Communications of Rochester, the newly formed competitive telecommunications company that provides an array of services on a retail basis in the Rochester marketplace, are included with the Rochester, New York operation. The non-local service revenues and expenses resulting from the sales efforts of Frontier Communications of Rochester, such as those associated with long distance and wireless services, are reported in other segments as appropriate. Consequently, the Local Communications Services segment includes both wholesale and retail local service associated with the Rochester market.

  Revenues for Local Communications Services were $155.2 million in the three month period ended June 30, 1995, an increase of $.3 million, or .2 percent. This segment accounted for 50 percent of consolidated revenues in the second quarter of 1995. Results in 1995 were adversely impacted by the dispositions of Minot Telephone in May
1994, and Ontonagon County Telephone and its subsidiary, Midway Telephone, in March 1995. Adjusting for these items, which amounted to an additional $3.3 million in revenues in 1994's second quarter, revenues for Local
Communications Services rose 2.4 percent in the second quarter of 1995. Revenues for Rochester, NY Operations rose 1.0 percent and Regional Operations rose 3.9
(adjusted for dispositions) in the quarter driven by higher local service and network access service revenues.
Total access lines (adjusted for the dispositions) increased .9 percent during the second quarter of 1995 to a total of 930,610. The Rochester market maintained its strong growth from the first quarter when local competition was introduced, with a .9 percent growth in the second quarter. This was attributable to a higher demand for services in the open market environment.

  Costs and expenses in the second quarter 1995 for Local
Communications Services were $105.8 million, a decrease of $3.4 million, or 3.1 percent over 1994. This decrease was the result of the telephone company dispositions in the Regional Operations ($2.1 million) and ongoing cost controls.

  Operating income for the second quarter 1995 was $49.4 million, an increase of $3.8 million, or 8.2 percent over 1994. Operating margins for the three month period improved from 29.5 percent in 1994 to 31.8 percent in 1995, driven by improvements in both the Rochester
Operations and the Regional Operations.

Wireless Communications Services

  Wireless Communications Services is comprised of the Company's wireless operations where it has a greater than 50 percent ownership interest requiring it to report on a consolidated basis. As of June 30, 1995, this segment included the Alabama RSA's #4 and #6, of which the Company has a 70 percent interest, and Minnesota RSA #10, of which the Company acquired a 100 percent interest in late March
1995 and accounted for as a purchase transaction.

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

  Revenues for Wireless Communications were $3.4 million for the second quarter of 1995, down $8.4 million, or 71.4 percent, from the comparable period in 1994. The 1995 results include the operations of the recently-acquired
Minnesota cellular property, whereas the 1994 results include revenues associated with the upstate New York wireless properties that are no longer being consolidated subsequent to the formation of the joint venture. Both periods include the results of the Alabama cellular properties. Total costs and expenses were $2.6 million in the three months ended June 30, 1995, a decrease of 76.4 percent from 1994. This decrease is consistent with the corresponding decrease in revenues. Operating income for the second quarter of 1995 was $.8 million, a slight decrease of $.1 million, or 12.3 percent, from 1994.

  With respect to the wireless joint venture with NYNEX, revenues for the partnership interests in this operation exceeded $18 million during the second quarter of 1995, an increase of 14 percent over 1994. Operating income was $2.4 million in the quarter, nearly double the amount reflected in the prior year's second quarter. Operating cash flow increased to $8.4 million as a result of improved operating efficiencies. Depreciation expense rose $1.6 million in the quarter, related to standardizing and accelerating depreciation of certain wireless equipment to better reflect the remaining useful lives.

  Operating cash flow, defined as operating income plus depreciation, is a measure used by the Company to provide a reasonable approximation of cash generated from normal operations. Since depreciation is typically a large non-cash item that is readily disclosed, the operating income plus depreciation measure is widely used by investment analysts as a proxy for the operating cash flows of a business. The Company acknowledges that this measure excludes, among other things, impacts from changes in working capital. This measure should not be viewed as a precise substitute for, nor should it be considered in isolation to, Operating Income and Cash Flows from Operating Activities as prescribed by Financial Accounting
Standards Board Statement No. 95 (FAS 95), "Statement of
Cash Flows."

Corporate Operations and Other

  Corporate Operations is comprised of the expenses traditionally associated with a holding company, including executive and board of directors expenses, corporate finance and treasury, investor relations, corporate planning and business development. The Other category is comprised primarily of Frontier Network
Systems ("FNS"), external sales associated with the Company's information technologies operation, Frontier
Information Technologies, and intersegment eliminations.

  Revenues in the second quarter of 1995 were $10.2 million, an increase of $4.4 million, or 75.3 percent, over 1994. Essentially all of these revenues pertain to FNS. The increase is due primarily to a large equipment sale completed in the second quarter of 1995 and higher system installation revenue at FNS.

  Total costs and expenses for this segment amounted to $12.6 million, a $2.3 million increase, or 22.9 percent, over 1994. Expenses at FNS rose in relation to the increase in sales, while corporate operations expenses decreased $.8 million due to lower corporate structure costs.

Other Income Statement Items

  Interest Expense
  ----------------
  Interest expense was $11.9 million in the second quarter of 1995, a $1.0 million increase over 1994. This increase is the result of higher balances of long-term debt outstanding, primarily as a result of debt issued as part of the implementation of the Open Market Plan.

  Gain on Sale of Subsidiaries
  ----------------------------
  The $12.9 million gain on sale of subsidiaries in 1994 resulted from the sale for cash of Minot County Telephone
Company, the Company's only telephone property in North
Dakota.

  Equity Earnings from Unconsolidated Wireless Interests
  ------------------------------------------------------
  Equity earnings from the Company's interests in wireless partnerships in the second quarter of 1995 were $1.2 million, an increase of $.9 million over 1994. This increase is the result of equity earnings associated with the Company's joint venture with NYNEX.

  Interest Income
  ---------------
  Interest income in the second quarter of 1995 amounted to $3.2 million, an increase of $1.7 million over 1994's second quarter. This increase is due to higher interest rates and higher cash balances related to the Company's equity offering in early 1994, the sale of Minot Telephone in May 1994 and the issuance of debt in December 1994.

  Other Income (Expense), Net
  ---------------------------
  Other expense in the second quarter of 1995 amounted to $1.7 million, a $.7 million higher expense when compared with the same period in 1994. This change was due to higher amortization expense related to the change in accounting for the wireless joint venture with NYNEX.

  Income Taxes
  ------------
  Consolidated income taxes increased $.5 million, or 2.3 percent, in the second quarter of 1995. This increase was due to a lower effective tax rate in 1994 that resulted from the sale of the Minot Telephone property in May 1994.
The effective income tax rate was 39.1 percent for the three months ended June 30, 1995 as compared with 35.2 percent in 1994.

Six Months Ended June 30, 1995 and 1994
- ---------------------------------------

RESULTS OF OPERATIONS

Consolidated

  Net income for the first six months of 1995 amounted to $64.5 million, a $8.1 million increase, or 14.4 percent, over the comparable period in 1994. Earnings per share were $.78 in 1995 versus $.69 in 1994. The results in 1994 included a $7.2 million after-tax charge ($.09 per share) for the adoption of Financial Accounting Standards
Board Statement No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits," related to the accounting for certain employee benefits costs. Excluding this extraordinary charge in 1994, net income rose 1.5 percent and earnings per share were flat in 1995 when compared to the same period in 1994.

  The results for 1995 and 1994 also included certain other one-time items -- a $4.8 million non-taxable gain on the sale of Ontonagon County Telephone in March 1995, a $4.8 million pre-tax charge ($3.1 million after taxes) for one-time costs associated with the acquisition of American
Sharecom, Inc. (ASI) completed in March 1995, and a $12.9 million pre-tax gain from the sale of Minot Telephone in May 1994. Excluding all of the one-time items, 1995's year-to-date net income rose $8.7 million, or 16.2 percent, to $62.8 million, and earnings per share rose
15.2 percent in the first six months to $.76 per share in 1995 from $.66 per share in 1994. The number of average common shares outstanding increased 1.3 million shares to
81.9 million shares in the first six months of 1995 as a result of the Company's equity offering in February 1994.

  Consolidated revenues and sales for the six month period ended June 30, 1995 were $595.2 million, up $40.5 million, or 7.3 percent, over the comparable period in 1994.
Operating income was $117.7 million for the six months in 1995, up $9.9 million, or 9.2 percent, from the same six months in 1994.

  In early 1995, two key events occurred that impacted the financial results for prior periods. First, the Company reorganized in holding company form in conjunction with the implementation of its Open Market Plan. As a result, certain corporate costs that previously were reported in the "Other income and expense" section have been reclassified and are now being reported in costs and expenses above the "Operating Income" line. Total corporate costs reclassified in the first six months of 1994 amounted to $10.9 million.

  The second event was related to the Company's acquisition in March 1995 of American Sharecom, Inc.
(ASI), a long distance company headquartered in Minneapolis, Minnesota. The Company issued approximately
8.7 million new shares of its common stock in exchange for all of the outstanding shares of ASI. The transaction has been accounted for as a pooling of interests and, accordingly, all historical results have been restated to reflect the results of operations of ASI. ASI's revenues and operating income for the first six months in 1994 were $61.0 million and $10.6 million, respectively.

  In addition to the above-mentioned items, several one-time events have taken place in 1994 and 1995 that have impacted the comparability of the financial results.
These events include the following:

  1. In May 1994, the Company sold its only telephone operating company in North Dakota, Minot Telephone, for cash. Minot's revenues and operating income included in 1994 amounted to $5.7 million and $2.0 million, respectively.

  2. In July 1994, the Company and NYNEX Corporation combined certain cellular interests and formed a 50/50 joint venture to operate a cellular network in upstate
  New York. Financial results of the joint venture have been reported by the Company on the equity method of accounting, reflecting Frontier's proportionate share of the joint venture's earnings in the "Other income and expense" section on the Consolidated Statement of Income. Previously, the revenues and expenses of these wireless operations in New York had been consolidated.
  Revenues included in the first six months of 1994 for these wireless properties were $17.6 million, while associated operating income was $2.3 million.

  3.   In early March 1995, the Company sold Ontonagon
  County Telephone Company and its subsidiary, Midway
  Telephone, due to the Company's plans to expand in areas other than Michigan's Upper Peninsula. A non-taxable gain of $4.8 million resulted from the sale and was reported in the "Other income and expense" section of the Consolidated Statement of Income. Revenues and operating income associated with these properties for the period from March 1994 through June 1994 were $1.3 million and $.3 million, respectively.

  4. In March 1995, the Company recorded a $4.8 million charge associated with its acquisition of ASI. This one-time charge related to various transition and transaction costs associated with the assimilation of the newly combined companies, including a provision for redundant equipment, bank and legal fees and projected integration expenses.

  5.   In late March 1995, the Company acquired Minnesota
  Southern Cellular Telephone Company. The transaction was accounted for as a purchase. Revenues and the operating loss for this property for the six months ended June 30, 1995 were $.8 million and $.2 million, respectively.

  6.   In May 1995, the Company acquired WCT
  Communications, Inc., a California based interexchange carrier. The transaction was accounted for as a purchase, adding $16.4 million in revenues with a $1.2 million operating loss for the first six months in 1995.

Adjusting for these items, consolidated revenues and operating income rose 9.0 percent and 18.7 percent, respectively, for the first six months of 1995 when compared with the same period in 1994.

Long Distance Communications Services

  Long distance revenues totaled $264.9 million in the first six months of 1995, a $48.5 million increase, or
22.4 percent, over the same period in 1994.  Long Distance
Communications Services comprised 45 percent of consolidated revenues in 1995 year-to-date. In addition to the $16.4 million of revenues from the purchase acquisition of WCT in May 1995, strong growth in retail and wholesale long distance revenue continued to drive the results. Excluding the WCT revenues, long distance revenues rose 14.8 percent in the first six months of 1995.

  Costs and expenses for long distance operations increased $44.7 million, excluding the $4.8 million one-time charge related to the acquisition costs for ASI in the first quarter of 1995. This increase is the result of additional costs associated with WCT ($17.6 million), increases in access costs related to higher sales ($20.5 million), and higher marketing and sales expenses ($8.4 million). Access costs as a percentage of revenues were approximately 59 percent in 1995 as compared with 58 percent in 1994.

  Before the $4.8 million acquisition charge, operating income for long distance rose 15.2 percent to $28.9 million for the first six months of 1995. Without WCT, long distance operating income rose 20.1 percent.
Operating margins increased to 12.1 percent in 1995 year-to-date (excluding the one-time acquisition-related charge and the impact from the WCT acquisition), an improvement over 1994's operating margin of 11.6 percent.

Local Communications Services

  Revenues for Local Communications Services were $308.0 million in the six month period ended June 30, 1995, an increase of $2.1 million, or .7 percent. This segment accounted for 52 percent of consolidated revenues in the first half of 1995. Adjusting for the impact from the dispositions of the Minot and Ontonagon County Telephone
Companies, which amounted to additional revenues of $7.0 million in the first six months of 1994 when compared with 1995, revenues rose 3.1 percent. Adjusting for dispositions, revenues for the Regional Operations and the Rochester, NY Operations rose 3.7 percent and 2.4 percent, respectively, in the first half of 1995, driven mainly by higher local and network access service revenues. Total access lines (adjusted for the dispositions) increased at an annualized rate of 4.0 percent during the first six months of 1995. The Rochester market showed a strong 4.4 percent annualized growth, reflecting a higher demand for services in the open market environment.

  Costs and expenses in the first half of 1995 for Local
Communications Services were $209.9 million, a decrease of $6.7 million, or 3.1 percent from 1994. This decrease was the result of the telephone company dispositions in the Regional Operations ($4.7 million) and ongoing cost controls. Employees per 10,000 access lines, a common measure of efficiency for telephone companies, were 32 as of June 30, 1995, versus 33 a year earlier.

  Operating income was $98.1 million, an increase of $8.9 million, or 9.9 percent over 1994. Operating margins improved from 29.2 percent in 1994 to 31.9 percent in 1995, driven by improvements in both the Rochester
Operations and the Regional Operations.

Wireless Communications Services

     Revenues for Wireless Communications were $5.7
million for the first six months of 1995, down $15.2 million, or 72.9 percent, from the comparable period in 1994. The 1995 results reflect the operations of the Alabama and Minnesota cellular properties, whereas the 1994 results reflect the operations associated with the Alabama cellular properties as well as the upstate New
York wireless properties that are no longer being consolidated subsequent to the formation of the joint venture in July 1994. The Minnesota cellular property was acquired at the end of March 1995 and accounted for as a purchase transaction. Total costs and expenses were $4.5 million in the six months ended June 30, 1995, a decrease of 76.5 percent from 1994. This decrease is consistent with the corresponding decrease in revenues. Operating income for the first half of 1995 was $1.1 million, a decrease of $.5 million, or 30.0 percent, from 1994.

  Revenues for the wireless joint venture with NYNEX were $36.0 million during the first half of 1995, an increase of 15.1 percent over 1994. Operating income rose 75.7 percent to 2.4 million for the first six months of 1995 and operating cash flow doubled to $8.4 million from better operating efficiencies. As a result of standardizing and accelerating depreciation of certain wireless equipment to better reflect the remaining useful lives, depreciation expense increased 111.0 percent to $5.9 million in 1995. The operating results of this joint venture are accounted for on the equity method and are included in the "Other income and expense" section of the Consolidated Statement of Income.

Corporate Operations and Other

  Revenues in the first half of 1995 were $16.6 million, an increase of $5.1 million, or 44.9 percent, over 1994.
Essentially all of these revenues pertain to FNS. The increase is due to higher system installation revenue and lower intersegment sales eliminations.

  Total costs and expenses for this segment amounted to $22.3 million, a $2.7 million increase, or 13.7 percent, over 1994. Expenses at FNS rose in relation to the increase in sales, while corporate operations expenses decreased $.7 million from the prior year as a result of lower corporate structure costs.

Other Income Statement Items

  Interest Expense
  ----------------
  Interest expense was $23.6 million in the first six months of 1995, a $1.7 million increase over 1994. This increase is the result of higher balances of long-term debt outstanding related to debt issued as part of the implementation of the Open Market Plan.

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

  The $12.9 million gain on sale in 1994 resulted from the sale for cash of Minot Telephone Company.

  Equity Earnings from Unconsolidated Wireless Interests
  ------------------------------------------------------
  Equity earnings from the Company's interests in wireless partnerships in the first half of 1995 were $1.6 million, an increase of $1.1 million over 1994. This increase is mainly the result of equity earnings from the Company's wireless joint venture with NYNEX that began operations in July 1994.

  Interest Income
  ---------------
  Interest income in the first six months of 1995 amounted to $6.5 million, an increase of $4.5 million over 1994's first half. This increase is primarily the result of higher cash balances and higher interest rates. Interest income in the second half of 1995 is expected to decline substantially due to the use of cash for acquisitions.

  Other Income (Expense), Net
  ---------------------------
  Other expense in the first half of 1995 amounted to $3.0 million, a $.7 million higher expense when compared with the same period in 1994. This change was due to higher amortization expense related to the change in accounting for the wireless joint venture with NYNEX.

  Income Taxes
  ------------
  Consolidated income taxes increased $3.9 million, or
10.9 percent, in the first six months of 1995. This increase was due to a lower effective tax rate in 1994 that resulted from dispositions of subsidiaries. The effective income tax rate was 38.2 percent for the first half of 1995 as compared with 36.2 percent in 1994 for the same period in 1994.

FINANCIAL CONDITION

Cash and Cash Equivalents

  At June 30, 1995, the Company had $157.6 million in cash and cash equivalents compared with $317.9 million at December 31, 1994, a decrease of $160.3 million. Cash generated from operations amounted to $78.6 million in the first six months of 1995. Offsetting this was a $128.8 million outflow for investing activities (mainly capital expenditures of $40.8 million and purchase acquisitions of $78.1 million) and a $110.2 million outflow for financing activities including debt retirements ($64.7 million, net of proceeds), dividend payments ($32.8 million) and treasury stock purchases ($10.0 million). See the Consolidated Statement of Cash Flows for additional information.

Debt

  As a result of Frontier Corporation's announcement to acquire ALC Communications Corp. in April 1995, the
Company's debt rating agencies issued various reports on the ratings of its senior unsecured debt and short-term commercial paper. The agencies acknowledged that, although the merger will likely strengthen Frontier's financial position, the increased exposure to the higher risk long distance industry may adversely impact its credit rating. Specifically, on April 11, 1995, Duff &
Phelps reaffirmed Frontier's A credit rating for outstanding notes and debentures. On April 12, 1995, Fitch placed the Company's A+ outstanding medium-term notes and senior debentures on FitchAlert with negative implications. On June 9, 1995, Standard & Poors downgraded Frontier Corporation's senior unsecured debt rating from A+ to A, but reaffirmed Rochester Telephone
Corp.'s AA rating of its senior unsecured debt.  On June
29, 1995, Moody's downgraded Frontier's senior unsecured debt rating from A2 to A3 and also downgraded Frontier's commercial paper rating from P1 to P2.

  At June 30, 1995, the Company's total debt, including notes payable, amounted to $559.9 million, a decrease of $23.9 million from December 31, 1994. This decrease is mainly the result of a $60.0 million reduction in a bank revolver and the retirement of $7.0 million of 9% debentures (due 2020), offset, in part, by the issuance of $40.0 million in medium-term notes.

Debt Ratio and Interest Coverage

  The Company's debt ratio (total debt as a percent of total capitalization) was 39.0 percent at June 30, 1995 as compared with 41.2 percent at December 31, 1994. Pre-tax interest coverage was 5.4 times for the first six months of 1995, as compared with 5.0 times for the same period in 1994.

Capital Spending

  During the first quarter of 1995, gross capital expenditures amounted to $40.6 million. The Company plans to spend a total of approximately $125 million on its capital program during the full year in 1995, before considering the impact from the pending merger with ALC
Communications Corporation. The total capital program represents an increase of $36 million over 1994. The increase is largely driven by capital requirements associated with the growth of the long distance and wireless operations and the integration of long distance acquisitions.

Dividends

  On July 6, 1995, the Board of Directors declared the second quarter 1995 dividend of 20.75 cents per share on the Company's common stock, payable August 1, 1995 to shareowners of record on July 14, 1995.

OTHER ITEMS

Regulatory Matters

  During the seven year period of the Open Market Plan
Agreement which became effective on January 1, 1995, Rochester Telephone Corp. (the operating telephone company in Rochester, New York) will no longer be regulated by the monopoly standard of rate-of-return regulation, but instead by pure price cap regulation. The local market for telephone service in Rochester has been opened up to full competition. Over the course of the seven year period of the Open Market Plan, rate reductions of $21 million will be implemented for Rochester area consumers.
In addition, a total of $17 million will be credited to the depreciation reserve during this seven year period.
Rochester Telephone Corp. can decide when to increase the depreciation reserve, provided that by the end of the first year, the amount shall be at least $5 million and, by the end of the fifth year, the cumulative amount shall be at least $15 million. During the first six months of 1995, no credits were taken against the depreciation reserve.

Certain Considerations Related to the Open Market Plan

  Management believes there are significant market and business opportunities associated with the Company's Open
Market Plan, described in Note 11 to the Consolidated
Financial Statements. However, there are also uncertainties associated with the Plan and the corporate restructuring. In our opinion, the most significant issues relate to increased competition in the Rochester, New York market, the risk inherent in the Rate
Stabilization Plan incorporated in the Open Market Plan
Agreement, restraints on the Company's control of Rochester Telephone Corp., and potential diversification risk. Additional details about these risks can be found in Management's Discussion of Results of Operations and Analysis of Financial Condition in Exhibit No. 13 to the
Company's Form 10-K filed for the fiscal year ended
December 31, 1994.

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

  The consent decree concerned the clean-up of an environmental Superfund site located in Cortland, New
York. It is alleged that the corporate defendants disposed of hazardous substances at the site and are therefore liable under the Comprehensive Environmental
Response, Compensation and Liability Act ("CERCLA").  The
Company anticipates that a final Record of Decision
("ROD") will be issued by the EPA which will prescribe the remediation requirements for the site. The aggregate amount of remediation costs to be incurred by the plaintiffs will be based on the requirements of the ROD.
The total cost of remediation at the site is uncertain, although estimates have recently ranged from $25 million and $100 million. There has been no allocation of liability as among or between the plaintiffs or defendants. The extent to which plaintiffs can recover any of these costs from the defendants, including FNS, will be determined at a trial. FNS has been vigorously defending this lawsuit. Discovery proceedings against FNS have now been completed and a possible motion for summary judgment is being evaluated by FNS counsel. The Company believes that it will ultimately be successful, but it is unable to predict the outcome with any certainty at this time.

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

  Prior to the Company's acquisition of American Sharecom, Inc. (ASI) in March 1995, an appraisal proceeding entitled
American Sharecom, Inc. v. LDB International et al,
Minnesota Court of Appeals File No. C9-94-2419 was commenced in connection with a merger which occurred in 1992. In this proceeding, former holders of 57 shares of ASI Common Stock (dissenters) exercised their rights under Minnesota law to challenge the amount they received for their shares in the merger. In November 1994, a Minnesota
District Court directed ASI to pay an additional $4.6 million to the dissenters, plus interest and legal fees.
ASI recorded a $5.3 million contingent liability during the fourth quarter of 1994. The Minnesota Court of Appeals affirmed the trial court and on August 1, 1995, the Minnesota Supreme Court refused to grant an appeal from that judgment. The Company does not plan to appeal.

  There are five suits in Hennepin County (Minnesota)
District Court in which, variously, ASI, its former principal shareholders, Steven Simon and James Weinert,
Frontier and other associated parties, including ASI's legal counsel, are named as defendants. One of the cases has been pending since May of 1994, and was served (but not filed) in connection with the dissenters rights which is the subject of the appraisal proceeding described above. The other 4 actions were filed over the period beginning in February 1995 and ending in June 1995.

  The plaintiffs are dozens of former ASI shareholders.
One of the complaints asserts class action allegations on behalf of all former shareholders, and a motion has been filed in another case to amend the complaint to add class claims. No class has yet been certified.

  The causes of action asserted are common law fraud, breach of fiduciary duty and violations of certain provisions of the Minnesota Business Corporation Act, which require shareholders in a closely held corporation to act fairly to one and other and to refrain from corporate waste and misappropriation. Finally, some of the complaints assert shareholder derivative rights.

  The suits allege, generally, that Simon and Weinert, with and through ASI, embarked upon a scheme using false and insufficient information to gain control of ASI and ultimately acquire for inadequate consideration all the stock of ASI. The one complaint that names the Company as a defendant alleges that the Company holds the ASI stock and controls Frontier stock in trust for the benefit of plaintiffs.

  Although it is too early to determine the outcome of these suits, Frontier, ASI and the other defendants believe they have valid defenses and intend to contest vigorously the claims asserted in these suits.

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

  On July 12, 1995, a Complaint was filed by Christopher
E. Edgecomb, a former officer, director and employee of WCT Communications, Inc. ("WCT") against Frontier, WCT's current President, Michael Coghill, and fifty unidentified additional defendants, in the California Superior Court for Santa Barbara. Edgecomb has alleged that Frontier and WCT violated the terms of a non-compete agreement, executed by Edgecomb, by failing to make payments to Edgecomb in accordance with the agreement. Edgecomb has also alleged that the defendants violated an implied duty of good faith and fair dealing in the agreement and engaged in unfair competition in violation of California law. In addition, the complaint alleges that the defendants slandered Edgecomb. The complaint seeks rescission of the non-compete agreement, compensatory damages in excess of $80 million, punitive damages, injunctive relief restraining further unfair competition, court costs and attorneys' fees. Although it is too early to determine the outcome of this matter, Frontier believes the allegations in the complaint to be without merit and will defend the litigation vigorously.

  The Regulatory Matters discussion in Management's
Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this document is incorporated herein by reference.

Item 4 - Submission of Matters to a Vote of Security
Holders

      The Annual Meeting of Shareowners was held on April
26, 1995 for the purpose of electing a board of directors, approving the appointment of auditors, and voting on the proposals described below.

      All of management's nominees for Directors as listed in the proxy statement were elected with the following vote:

                               For             Against
                           ----------        ---------
1. Patricia C. Barron      62,211,578          457,924
2. Ronald L. Bittner       62,215,176          454,326
3. Raul E. Cesan           62,156,481          513,021
4. Brenda E. Edgerton      62,206,804          462,698
5. Jairo A. Estrada        62,238,592          430,910
6. Daniel E. Gill          62,140,081          529,421
7. Alan C. Hasselwander    62,246,883          422,620
8. Douglas H. McCorkindale 62,249,055          420,447
9. Leo J. Thomas           62,239,541          429,961

      The appointment of Price Waterhouse, LLP as independent auditor for the fiscal year 1995 was approved with the following vote:


                                                 Broker
            For       Against       Abstain     Non-Votes
- -----------------------------------------------------------
      62,032,774      323,538       313,190       None

  The Management Stock Incentive Plan proposal, to expand the group of key employees eligible to participate and add restricted stock as a component of compensation, was approved with the following vote:


                                                  Broker
           For        Against       Abstain      Non-Votes
- -----------------------------------------------------------
      48,168,430      7,616,112     1,189,580    5,695,380

  The Directors Stock Incentive Plan proposal, to expand the group of eligible participants to include non-employee
Directors of the Company's subsidiaries and to authorize the award of stock grants to the Directors of the Company
(but not Directors of its subsidiaries), was approved with the following vote:

                                                  Broker
           For        Against        Abstain      Non-Votes
- -----------------------------------------------------------
      56,936,612      4,450,812      1,272,409      None

Item 6 - Exhibits and Reports on Form 8-K

 (a)  Exhibits


     11      Computation of Earnings per Share of Common
             Stock on a Fully Diluted  Basis (Unaudited)

     27      Financial Data Schedule


 (b)  Reports on Form 8-K filed during the quarter.


May 19, 1995 - The following event was reported:
- ------------------------------------------------

Item 5.  Frontier Corporation ("Frontier") announced on
May 18, 1995, that on May 17, 1995, the shareholders of
WCT Communications, Inc. ("WCT") approved WCT's merger with Frontier.

The following financial statements were filed with this report: None

June 6, 1995 - The following event was reported:
- ------------------------------------------------

Item 5. The Registrant has announced and entered into proposed acquisitions which in the aggregate exceed the significant subsidiary test under Rule 1-02(w) of Regulation S-X.

The following financial statements were filed with this report:

Unaudited Pro Forma Combined Financial Information

     Frontier Corporation, WCT Communications, Inc.,
     Enhanced TeleManagement,Inc., Schneider
     Communications, Inc. and ALC Communications Corporation
       - Unaudited Pro Forma Combined Balance Sheet: As of
         March 31, 1995

     Frontier Corporation, WCT Communications, Inc.,
     Enhanced TeleManagement, Inc. and Schneider
     Communications, Inc.
       - Unaudited Pro Forma Combined Statement of Income:
         For the Three Months Ended March 31, 1995 and 1994

     Frontier Corporation, WCT Communications, Inc.,
     Enhanced TeleManagement, Inc. and Schneider
     Communications, Inc.
       - Unaudited Pro Forma Combined Statement of Income:
         For the Year Ended December 31, 1994

     Frontier Corporation Pro Forma and ALC Communications
     Corporation
       - Unaudited Pro Forma Combined Statement of Income:
         For the Three Months Ended March 31, 1995 and 1994

     Frontier Corporation Pro Forma and ALC Communications
     Corporation
       - Unaudited Pro Forma Combined Statement of Income:
         For the Year Ended December 31, 1994

     Frontier Corporation and ALC Communications Corporation
       - Unaudited Pro Forma Combined Statement of Income:
         For the Years Ended December 31, 1993 and 1992

     Frontier Corporation - Notes to Unaudited Pro Forma
     Combined Financial Statements


July 17, 1995 - The following event was reported:
- -------------------------------------------------

Item 2.  As previously reported, Frontier Corporation
finalized the acquisition of American Sharecom, Inc. on
March 17, 1995.  The Stock Acquisition Agreement
("Agreement") was filed in redacted form on Form 8-K on
March 22, 1995.  A Form   8-K/A was filed on May 9, 1995
to include Amendments 1 and 2 and various schedules to the previously filed Agreement, all in redacted form.
Confidential treatment requests were filed for both the 8-
K and 8-K/A. This filing revises information in Schedule
3.22 to the Agreement pursuant to the Confidential treatment request.

The following financial statements were filed with this report: None

                               SIGNATURES


    Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               FRONTIER CORPORATION
                      --------------------------------------
                                   (Registrant)






Dated: August 11, 1995         By/s/Richard A. Smith
                               --------------------------------
                               Richard A. Smith
                               Corporate Controller
                               (and Principal Accounting Officer)

                          INDEX TO EXHIBITS




   Exhibit
    Number                Description
   -------                -----------



    11          Statement re:  Computation of Earnings    Filed herewith
                per Share of Common Stock on a
                Fully Diluted Basis (Unaudited)


    27          Financial Data Schedule