Form 10-Q
period 1995-09-30
FRONTIER CORP /NY/
filed 1995-11-14
CIK 84567

                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1995

                             or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

       From the transition period from              to

                Commission file number 1-4166

                    FRONTIER CORPORATION
   (Exact name of registrant as specified in its charter)


               New York                            16-0613330
        (State or other jurisdiction            (I.R.S. Employer
        of incorporation or organization)     (Identification No.)

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

 $1.00 Par Value Common Stock      157,068,862 shares as of
                                   October 31, 1995

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

                      FRONTIER CORPORATION
                Consolidated Statement of Income
                           (Unaudited)

In thousands, except     3 Months Ended   September 30,  9 Months Ended   September 30,
  per share data                   1995           1994             1995           1994
---------------------------------------------------------------------------------------
Revenues and Sales           $  571,386      $ 421,503       $1,537,346     $1,237,724
---------------------------------------------------------------------------------------
     Costs and Expenses
Operating expenses              406,915        282,785        1,072,668        829,914
Cost of goods sold                4,232          3,956           15,421         15,870
Depreciation and amortization    46,283         38,112          123,141        115,395
Taxes other than income taxes    12,148         12,093           35,963         36,335
Acquisition-related charges     109,489              -          114,239              -
---------------------------------------------------------------------------------------
     Total Costs and Expenses   579,067        336,946        1,361,432        997,514
---------------------------------------------------------------------------------------
Operating Income (Loss)          (7,681)        84,557          175,914        240,210
Interest expense                 13,792         12,780           41,659         38,757
Other income and expense:
   Allowance for funds used         245            274              782            831
    during construction
   Gain on sale of subsidiaries      -              -            4,826         12,933
   Equity earnings from           1,311          1,723            2,870          2,206
    unconsolidated wireless interests
   Interest income                1,317          2,561            8,868          5,026
    Other income (expense), net  (1,051)          (461)          (2,623)          (908)
---------------------------------------------------------------------------------------
Income (Loss) Before Taxes, Extraordinary
 Items and Cumulative Effects of Change
 in Accounting Principle        (19,651)        75,874          148,978        221,541
Income taxes                     (1,203)        28,467           62,707         81,066
---------------------------------------------------------------------------------------
Income (Loss) Before Extraordinary Items and Cumulative
 Effects of Change in           (18,448)        47,407           86,271        140,475
 Accounting Principle
Extraordinary item-early         (5,839)             -           (5,839)             -
 extinguishment of debt
Extraordinary item-discontin-  (112,148)             -         (112,148)             -
 uance of regulatory accounting
Cumulative effect of change in   (1,477)             -           (1,477)             -
 accounting principle-accounting
 for contributions made
Cumulative effect of change in        -              -                -         (7,197)
 accounting principle-accounting
 for postemployment benefits
---------------------------------------------------------------------------------------

Consolidated Net Income (Loss) (137,912)        47,407          (33,193)       133,278
Dividends on preferred stock        297            297              890            890
---------------------------------------------------------------------------------------
Income (Loss) Applicable to   $(138,209)     $  47,110       $  (34,083)    $  132,388
 Common Stock
=======================================================================================
Dividends declared on common  $  49,402      $  14,818       $   66,392     $   44,448
 stock
Average common shares out-      152,972        161,161          150,742        160,106
 standing
       Earnings (Loss) Per Common Share
Income (Loss) before extra-   $    (.12)     $     .29       $      .56     $      .87
 ordinary items and cumulative
 effects of change in
 accounting principle
   Extraordinary item-early        (.04)             -             (.04)             -
    extinguishment of debt
   Extraordinary item-discon-      (.73)             -             (.74)             -
    tinuance of regulatory
    accounting
   Cumulative effect of change     (.01)             -             (.01)             -
    in accounting principle-
    accounting for
    contributions made
   Cumulative effect of change        -              -                -           (.04)
    in accounting principle-
    accounting for postemployment
    benefits
---------------------------------------------------------------------------------------
Earnings (Loss) Per Common Share$  (.90)     $     .29       $     (.23)    $      .83
=======================================================================================

See accompanying Notes to Consolidated Financial Statements.

                     FRONTIER CORPORATION
                 Business Segment Information
                          (Unaudited)
                         3 Months Ended  September 30,  9 Months Ended  September 30,
Dollars in thousands               1995          1994             1995          1994
---------------------------------------------------------------------------------------
Long Distance Communications Services
Revenues                      $  404,414    $  263,502      $1,040,560     $  742,266
Operating Income (Loss):
 Operating Income Before      $   55,019    $   43,313      $  151,036     $  117,927
  Acquisition-Related Charges
  Acquisition-Related Charges    (86,698)            -         (91,448)             -
---------------------------------------------------------------------------------------
Total Operating Income (Loss) $  (31,679)   $   43,313      $   59,588     $  117,927
Depreciation and Amortization $   18,495    $    9,966      $   40,981     $   29,841
Capital Expenditures          $   30,209    $    9,659      $   44,657     $   34,792
Identifiable Assets           $1,051,130    $  458,633      $1,051,130     $  458,633
---------------------------------------------------------------------------------------
Local Communications Services
Revenues:
 Rochester, NY Operations     $   78,804    $   76,796      $  234,735     $  229,255
 Regional Operations              78,167        73,353         230,107        226,798
---------------------------------------------------------------------------------------
         Total Revenues       $  156,971    $  150,149      $  464,842     $  456,053

Operating Income:
Operating Income Before
Acquisition-Related Charges:
  Rochester, NY Operations    $   18,899    $   21,082      $   59,871     $   57,380
  Regional Operations             30,030        23,907          86,052         75,269
Acquisition-Related Charges:
  Rochester, NY Operations        (1,589)            -          (1,589)             -
  Regional Operations             (8,660)            -          (8,660)             -
---------------------------------------------------------------------------------------
     Total Operating Income   $   38,680    $   44,989      $  135,674     $  132,649
Depreciation and Amortization:
  Rochester, NY Operations    $   13,550    $   14,764      $   41,294     $   44,250
  Regional Operations             12,343        12,185          36,606         37,070
---------------------------------------------------------------------------------------
Total Depreciation and        $   25,893    $   26,949      $   77,900     $   81,320
   Amortization
Capital Expenditures          $   20,631    $   15,748      $   50,208     $   41,746
Identifiable Assets           $1,039,065    $1,256,058      $1,039,065     $1,256,058
---------------------------------------------------------------------------------------

Wireless Communications Services
Revenues                      $    3,503    $    1,760      $    8,949     $   21,935
Operating Income (Loss)       $       84    $     (404)     $    1,201     $    1,191
Depreciation and Amortization $      665    $      780      $    1,685     $    3,627
Capital Expenditures          $      684    $    1,036      $    1,325     $    1,823
Identifiable Assets           $  101,262    $   59,714      $  101,262     $   59,714
---------------------------------------------------------------------------------------
Corporate Operations and Other
Revenues                      $    6,498    $    6,092      $   22,995     $   17,470
Operating Income (Loss):
Operating Income (Loss) Before
 Acquisition-Related Charges  $   (2,224)   $   (3,341)     $   (8,007)    $  (11,557)
Acquisition-Related Charges      (12,542)            -         (12,542)             -
----------------------------------------------------------------------------------------
Total Operating Income (Loss) $  (14,766)   $   (3,341)     $  (20,549)    $  (11,557)
Depreciation and Amortization $    1,230           417      $    2,575            607
Capital Expenditures          $    4,846    $    2,131      $   11,686     $    6,107
Identifiable Assets           $  (88,802)   $  141,445      $  (88,802)    $  141,445
---------------------------------------------------------------------------------------
Consolidated
Revenues                      $  571,386    $  421,503      $1,537,346     $1,237,724
Operating Income (Loss):
Operating Income Before       $  101,808    $   84,557      $  290,153     $  240,210
 Acquisition-Related Charges
Acquisition-Related Charges     (109,489)            -        (114,239)             -
---------------------------------------------------------------------------------------
Total Operating Income (Loss) $   (7,681)   $   84,557      $  175,914     $  240,210
Depreciation and Amortization $   46,283    $   38,112      $  123,141     $  115,395
Capital Expenditures          $   56,370    $   28,574      $  107,876     $   84,468
Identifiable Assets           $2,102,655    $1,915,850      $2,102,655     $1,915,850
---------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

                        FRONTIER CORPORATION
                     Consolidated Balance Sheet
------------------------------------------------------------------------
                                        September 30,      December 31,
                                                 1995              1994
      In thousands of dollars             (Unaudited)
------------------------------------------------------------------------
[S]                                       [C]               [C]
ASSETS
Current Assets
Cash and cash equivalents                 $    45,076       $  359,309
Short-term investments                              -            9,047
Accounts receivable                           377,851          263,815
Material and supplies                          13,744            8,586
Prepayments and other                          67,914           30,986
------------------------------------------------------------------------
        Total Current Assets                  504,585          671,743
------------------------------------------------------------------------
Property, Plant and Equipment
Total Property, Plant and Equipment         2,073,711        1,914,619
Less-Accumulated depreciation               1,172,785          880,177
------------------------------------------------------------------------
     Net property, plant and equipment        900,926        1,034,442
Customer Base                                  65,477           34,720
Goodwill                                      473,944          187,722
Deferred and Other Assets                     157,723          130,084
------------------------------------------------------------------------
        Total Assets                       $2,102,655       $2,058,711
========================================================================
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Accounts payable                           $  425,988       $  230,702
Dividends payable                              32,706           15,487
Long-term debt due within one year              6,774            4,860
Taxes accrued                                  47,318           28,070
Interest accrued                               11,165           13,502
Other current liabilities                       8,927           12,825
------------------------------------------------------------------------
     Total Current Liabilities                532,878          305,446
------------------------------------------------------------------------
Long-Term Debt                                633,188          661,549
Deferred Income Taxes                           6,439           96,134
Deferred Employee Obligations                  55,265           46,001
Minority Interests                                776              252
------------------------------------------------------------------------
     Total Liabilities                      1,228,546        1,109,382
------------------------------------------------------------------------
Shareowners' Equity
Common stock                                  156,209          149,294
Capital in excess of par value                365,746          379,402
Retained earnings                             329,532          397,856
------------------------------------------------------------------------
                                              851,487          926,552
Less-Treasury stock, at cost                      147                -
------------------------------------------------------------------------
     Common Shareowners' Equity               851,340          926,552
Preferred stock                                22,769           22,777
------------------------------------------------------------------------
     Total Shareowners' Equity                874,109          949,329
------------------------------------------------------------------------
Total Liabilities and Shareowners' Equity  $2,102,655       $2,058,711
========================================================================
See accompanying Notes to Consolidated Financial Statements.

                       FRONTIER CORPORATION
                Consolidated Statement of Cash Flows
                            (Unaudited)
-----------------------------------------------------------------------------
                                                9 Months Ended  September 30,
 In thousands of dollars                                  1995          1994
-----------------------------------------------------------------------------
Cash Flows from Operating Activities
-----------------------------------------------------------------------------
Net Income (Loss)                                     $(33,193)     $133,278
-----------------------------------------------------------------------------
Adjustments to Reconcile Net Income (Loss) to
 Net Cash Provided by Operating Activities:
Extraordinary item-early extinguishment of debt          9,489             -
Extraordinary item-discontinuance of                   180,488             -
 regulatory accounting
Cumulative effect of change in accounting
 principle - accounting for contributions made           2,272             -
Cumulative effect of change in accounting
 principle - accounting for postemployment benefits                   11,072
Acquisition-Related charges                            114,239             -
Depreciation and amortization                          123,141       115,395
Gain on sale of assets                                  (4,826)      (13,032)
Equity earnings from unconsolidated wireless            (2,870)       (2,206)
 interests
Minority interests                                         531           365
Changes in operating assets and liabilities,
 exclusive of impacts of purchase acquisitions:
(Increase) decrease in accounts receivable             (69,713)      (36,440)
(Increase) decrease in material and supplies            (2,286)        1,336
(Increase) decrease in prepayments and other           (28,531)          161
(Increase) decrease in deferred and other              (32,905)      (15,740)
 assets
Increase (decrease) in accounts payable                (18,687)       17,283
Increase (decrease) in advance billings                 (4,719)      (12,802)
Increase (decrease) in accrued interest and            (79,666)        1,328
 taxes
Increase (decrease) in deferred income taxes            46,311        (3,261)
Increase (decrease) in deferred employee                 9,021         5,677
 obligations
-----------------------------------------------------------------------------
Total Adjustments                                      241,289        69,136
-----------------------------------------------------------------------------
Net Cash Provided by Operating Activities              208,096       202,414
-----------------------------------------------------------------------------

Cash Flows from Investing Activities
Expenditures for property, plant and equipment         (87,838)      (82,838)
Decrease (increase) in investment securities             8,259        (8,708)
Investment in cellular                                 (12,539)         (438)
Investment in nonaffiliated entities                    (5,675)            -
Purchase of companies                                 (312,761)      (13,395)
Proceeds from sale of company                                -        55,827
Other investing activities                                (196)          744
-----------------------------------------------------------------------------
Net Cash Used in Investing Activities                 (410,750)      (48,808)
-----------------------------------------------------------------------------
Cash Flows from Financing Activities
Increase (decrease) in notes payable                      (164)         (197)
Proceeds from long-term debt                           138,138         9,647
Repayments of long-term debt                          (212,179)      (28,795)
Dividends paid                                         (50,063)      (44,529)
(Purchases) issuance of treasury stock                 (10,041)        2,302
Issuance of common stock                                25,026       106,919
Redemptions of preferred stock                              (8)           (8)
Capital distribution to shareowners of pooled           (2,290)       (4,525)
 company
-----------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities   (111,581)       40,814
-----------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents  (314,235)      194,420
Cash and Cash Equivalents at Beginning of Period       359,311        33,970
-----------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period           $  45,076     $ 228,390
=============================================================================
See accompanying Notes to Consolidated Financial Statements.

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

   Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 :  Merger with ALC Communications Corporation

   On  August 16, 1995, the shareowners of the Company and
ALC Communications Corporation (ALC) approved a merger  of
the   two  companies,  creating  the  fifth-largest   long
distance  company in the United States.  ALC, through  its
subsidiary  Allnet  Communications Services,  Inc.  (doing
business  as  Frontier Communications Services),  provides
long distance products and services primarily to small and
medium-sized  business customers nationwide.  The  Company
had  revenues and net income of $698.6 million  and  $73.2
million, respectively in the 7 month period ended July 31,
1995.   ALC had revenues and net income of $443.8  million
and  $46.7  million, respectively, in the 7  month  period
ended  July  31,  1995.  Under the  terms  of  the  merger
agreement, the Company exchanged two shares of its  common
stock  for each of ALC's common shares.  The total  shares
issued  by  the  Company to effect the  merger  were  69.2
million.  At the time of the merger, ALC had 3.9   million
stock options and 3.3 million stock warrants outstanding providing on exercise for the purchase of an equal number of its shares. After the merger, each of these options and warrants continues to be exercisable for two shares of the Company's stock. The transaction has been accounted for as a pooling of interests and all historical data have been restated accordingly.

   In  connection with the merger, the Company recorded  a
one-time  pre-tax  acquisition related  charge  of  $109.5
million in the third quarter of 1995 associated with the integration of the Company's 1995 acquisitions, as well as the costs directly associated with effecting the merger.
The  integration of the acquired companies  with  existing
Frontier businesses resulted in instances of duplicative or otherwise unnecessary facilities and staff.

Note 3: Other Acquisitions/Divestitures

  Pooling of Interests Acquisition

  On March 17, 1995, the Company finalized its acquisition
of  American Sharecom, Inc. (ASI), a long distance company
headquartered in Minneapolis, Minnesota.  ASI had been one
of  the largest privately owned long distance companies in
the  country.  ASI's sales operations are concentrated  in
the  Midwest, Northwest and California.  ASI had  revenues
of   $20.2  million  and  net   income  of  $2.1  million,
in   the  two  month  period   ended   February  28, 1995.
The   Company   acquired  all  of  the outstanding  shares
of ASI in exchange for approximately 8.7 million shares of Frontier common stock. The transaction has been accounted for as a pooling of interests and all historical financial data have been restated accordingly.

   In conjunction with this acquisition, the Company recorded one-time pre-tax acquisition related charges of $4.8 million in the first quarter of 1995 related to various transition and transaction costs of the newly combined companies.

  Purchase Acquisitions

   On  March 15, 1995, the Company, through ALC, completed
its   acquisition   of   ConferTech  International,   Inc.
(ConferTech), a telecommunications company specializing in teleconferencing services and audio bridge equipment. ALC paid approximately $66 million in cash for ConferTech.

  On March 29, 1995, the Company completed its purchase of
Minnesota Southern Cellular Telephone Company (MSCTC).   A
total of approximately 867,000 shares of Frontier common stock were reissued from treasury in exchange for all of the shares of MSCTC. MSCTC is the non-wireline provider of cellular service in Minnesota Rural Service Area #10 and serves a population of 227,000 in an area south of Minneapolis.

    On May 18, 1995, the Company completed its purchase of
WCT  Communications, Inc.  WCT is a facilities-based  long
distance carrier providing service in 45 states.   At  the
time  of the acquisition, WCT had switches in Los Angeles,
San Francisco, Chicago, Dallas, Philadelphia, Atlanta, and
Seattle.   The Company paid approximately $80 million  for
all of the outstanding shares of WCT.

   On July 11, 1995, the Company completed its purchase of
Enhanced  TeleManagement,  Inc.  (ETI),  a  privately-held
telecommunications company specializing in the integration
and   resale  of  local,  long  distance,  and   ancillary
telephone  services  to  small and  medium-sized  business
customers.   ETI  provides  service  in  the  Midwest  and
Northwest states. Frontier paid approximately $29 million in cash for ETI.

    On  August 8, 1995, Frontier completed its acquisition
of  Schneider  Communications, Inc. (SCI) and  SCI's  80.8
percent  interest  in LinkUSA Corporation  (LinkUSA),  two
Midwest   telecommunications   companies.    SCI    serves
approximately 11,000 long distance customers in the  upper
Midwest and LinkUSA provides wholesale enhanced services for the long distance industry. Frontier paid cash of approximately $130 million for SCI and its majority ownership shares in LinkUSA.


  Pro Forma Results of Purchase Acquisitions and Mergers

   The following unaudited pro forma results of operations
for  the three and nine month periods ended September  30,
1995  and  1994  present  information as if  the  purchase
acquisitions had occurred at the beginning of the  periods
presented.   The  pro  forma  results  of  operations  are
provided for information purposes only. They are based upon historical information which has been restated to reflect the pooling of interests with ALC and ASI, and do not necessarily reflect the actual results that would have occurred nor are they necessarily indicative of future results of operations of the combined companies.

In thousands of dollars, except per Common Share data

                            3 Months Ended          9 Months Ended
                              September 30,          September 30,
                             1995      1994        1995       1994
---------------------------------------------------------------------
Revenues and Sales        $ 574,451   $492,731 $1,665,613  $1,447,593
Income (Loss) before
 extraordinary item and change
  in accounting principle $ (22,160)  $ 37,967 $   69,330  $  113,957
Net (Loss) Income         $(141,624)  $ 37,967 $  (50,134) $  106,760
Earnings (Loss) Per Common Share:
Earnings (Loss) before extraordinary
 items and cumulative effects
 of changes in accounting
    principle               $(0.14)     $0.24      $0.45        $0.70
Earnings (Loss) Per Common
    Share                   $(0.92)     $0.24     $(0.34)       $0.66


  Dispositions

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

Note 4: Early Extinguishment of Debt

   In conjunction with the merger of Frontier and ALC,  on
September   26,  1995,  the Company completed  its  tender
offer  for  $80  million of outstanding 9%  Allnet  Senior
Subordinated Notes due May 15, 2003.  Approximately  $76.8
million was tendered by bondholders for $83.5 million plus accrued interest. The early retirement resulted in an extraordinary loss of $5.8 million, net of applicable income taxes of $3.7 million, related to the redemption premium, the write-off of the remaining initial discount, and associated expenses of the transaction.

Note 5: Discontinuance of Regulatory Accounting

   As  of September 30, 1995, the Company discontinued the
application   of    Statement  of   Financial   Accounting
Standards No. 71 (FAS 71), "Accounting for the Effects  of
Certain  Types of Regulation" for its local communications
companies.   The Company discontinued the use  of  FAS  71
because  of  changes in regulation and increasingly  rapid
advancements   in   telecommunications  technology.    The
discontinuance of regulatory accounting methods resulted in a post-tax extraordinary charge of $112.1 million, net of applicable income taxes of $68.3 million, primarily caused by the reduction in the recorded value of long-lived telephone plant assets.

Note 6: Accounting for Contributions

   The  Company adopted Statement of Financial  Accounting
Standards No. 116 (FAS 116), "Accounting for Contributions
Received   and  Contributions  Made"  for   all   of   its
consolidated  subsidiaries effective September  30,  1995.
FAS  116  requires  that the Company  reflect  in  current
expenses  an accrual for the cost of multi-year charitable
contributions.   The  net  impact  of  adopting  FAS   116
resulted in a post tax charge of $1.5 million.

Note 7: Postemployment Benefits

   In January 1994, the Company adopted the provisions  of
Financial  Accounting Standards Board Statement  No.  112,
"Employers'  Accounting for Postemployment Benefits"  (FAS
112).   FAS  112 requires that projected future  costs  of
providing postemployment, pre-retirement benefits, such as
disability,  pre-pension leave (salary  continuation)  and
severance  pay, be recognized as an expense  as  employees
render  service  rather than when the benefits  are  paid.
The  Company  recognized the obligation for postemployment
benefits through a cumulative effect charge to net  income
of  $7.2  million,  net  of taxes of  $3.9  million.   The
adoption   of   FAS   112  is  not  expected   to   impact
significantly future operating expense or the Company's cash flow.

Note 8: Upstate Cellular Network

  In July 1994, Frontier Corporation and NYNEX Corporation combined certain of their respective cellular interests and formed a 50/50 joint venture to operate a cellular network in upstate New York. Financial results for the joint venture have been reported on the equity method of accounting, reflecting Frontier's proportionate share of the joint venture's earnings in the "Other income and expense" section of the Consolidated Statement of Income.
Previously, revenues and expenses for these New York State wireless properties had been consolidated.

Note 9: Earnings Per Share

   Average common shares outstanding excludes amounts  for
common stock equivalents resulting from stock options  and
warrants  outstanding at September 30, 1995  and  includes
amounts  for  common stock equivalents  at  September  30,
1994.  The computation of loss per share for the three and
nine  months  ended  September  30,  1995  was  calculated
without  the  effect  of stock options  and  warrants,  as
mandated   by  Generally  Accepted  Accounting  Principles
(GAAP) when a loss has been reported.

Note 10:     Stock Split

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

Note 11: Stock Offering

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

Note 12:     Cash Flows

  For purposes of the Statement of Cash Flows, the Company
considers all highly-liquid investments with a maturity of
three   months  or  less  when  purchased   to   be   cash
equivalents.
      Actual  interest  paid was $44.0 million  and  $38.2
million for the nine month periods ended September 30, 1995, and September 30, 1994, respectively. In addition, actual income taxes paid were $86.4 million for the nine months ended September 30, 1995, and $81.4 million for the nine months ended September 30, 1994.

 Note 13:    Open Market Plan and Corporate Restructuring

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

   As a result of the Open Market Plan, two new companies have been formed from the operating assets of the former
Rochester   operating  telephone  company.   One   company
(Frontier Communications of Rochester, Inc.) is a lightly regulated telecommunications company which provides an array of services on a retail basis in the Rochester
marketplace.   This company has the flexibility  to  price
and introduce services as necessary to compete. The second company (Rochester Telephone Corp.) is a network company which is more heavily regulated and provides services directly to the new competitive subsidiary company and all other telecommunications providers on a nondiscriminatory basis.
The network company also continues to provide services to individual retail customers. This configuration has been established to better meet the current and emerging competition in the marketplace.

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

   The  Open  Market  Plan  temporarily  resolves  certain
financial   questions  that  are  linked  to   a   royalty
proceeding.   On October 31, 1995, the New York  Court  of
Appeals,  in general, confirmed the Commission's authority
to utilize a royalty as a ratemaking adjustment in certain
defined  circumstances.   The NYSPSC  has  agreed  that  a
royalty  will  not  be imposed by the NYSPSC  against  the
Company or Rochester Telephone Corp. during the seven year
period   of  the  Plan,  subject  to  limited  exceptions.
However, the NYSPSC is not precluded after the end of the Plan period from seeking royalties pursuant to the Royalty
Order under circumstances then prevailing.

   The Company has reorganized into a holding company structure as allowed under the Open Market Plan Agreement.
This structure provides additional flexibility for the Company and allows it to be more responsive with respect to the acquisition and diversification efforts necessary for the long-term growth of the business. In conjunction with this restructuring, certain corporate expenses that had previously been reported in the "Other income and expense" section of the Consolidated Statement of Income have been reclassified as costs and expenses above the "Operating Income" line. In order to be consistent with this change, historical data have also been reclassified.

Note 14:     Commitments and Contingencies

    It   is  anticipated  that  the  Company  will  expend
approximately $163.0 million for additions to property, plant, and equipment during 1995. In connection with this capital program, the Company has made certain commitments for the purchase of material and equipment.

   During  October 1995, the Company made  commitments  to
call  the  remaining  $62.8  million  of  outstanding   9%
Debentures  maturing in 2020.  The Company is expected  to
record   an  extraordinary  loss  of  approximately   $3.3
million, net of applicable income taxes of $1.7 million, relating to the call premium, the write-off of the remaining initial discount and associated expenses of the transaction. It is expected that the debentures will be redeemed in the fourth quarter of 1995.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

      Three Months Ended September 30, 1995 and 1994

DESCRIPTION OF BUSINESS

    Frontier  Corporation,  formerly  Rochester  Telephone
Corporation,    (the   "Company")   is    a    diversified
telecommunications service company, serving  more  than  2
million  customers throughout the United States.  Frontier
Corporation's  principal lines of  business  include  Long
Distance  Communications  Services,  Local  Communications
Services   (comprised  of  34  local  telephone  companies
providing  service  to over 940,000 access  lines  in  the
Northeast,  Midwest,  and  South),  cellular  and   paging
operations, and telecommunications equipment sales.

   On  August  16,  1995,  Frontier  Corporation  and  ALC
Communications  Corporation  (ALC)  completed  a   merger,
creating  the fifth largest long distance company  in  the
nation.   Under  the  terms of the merger  agreement,  the
Company exchanged two shares of its common stock for each of ALC's common shares. The total number of shares issued by the Company to effect the merger were 69.2 million.
The transaction was accounted for using the pooling of interests method of accounting. All historical and per share data have been restated to reflect this transaction.
See Note 2 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Consolidated

  The operating results for the third quarter of 1995 were
affected   by  a  number  of  nonrecurring   items.    The
nonrecurring items caused the Company to incur a net  loss
for  the quarter of $137.9 million or $.90 per share.  Net
income   for  the  quarter,  normalized  for  nonrecurring
charges  and  share  equivalents  can  be  summarized   as
follows:

(All  dollars,
 except per share            3  Months Ended September 30,
 amounts, are
 in thousands)            1995                        1994
                        Dollars   Per share   Dollars     Per share
--------------------------------------------------------------------
 Earnings available for common,
     as stated        $(138,209)    $ (.85)   $ 47,110   $.29
--------------------------------------------------------------------
Acquisition related
charges, net
of tax benefit        $  75,656     $  .46
Early extinguishment
of debt, net of
tax benefit               5,839        .04
Discontinuance of
regulatory
accounting, net of
tax benefit             112,148        .69
Adoption of FAS 116,
contributions
made, net of
tax benefit               1,477        .01
--------------------------------------------------------------------
Total adjustments     $ 195,120      $1.20
--------------------------------------------------------------------
Normalized earnings   $  56,911      $ .35   $ 47,110  $ .29
--------------------------------------------------------------------

The   non-recurring  charges  and  share  equivalents  are
described in more detail below.

   Consolidated revenues and sales for the second  quarter
of  1995  were $571.4 million, up $149.9 million, or  35.6
percent,  over  the comparable period in 1994.   Operating
income excluding the one-time integration charge discussed below, was $101.8 million for the three months ended June
30, 1995, up $17.3 million, or 20.4 percent, from the same three months in 1994.

  Excluding the impact of the one time charges, net income
amounted  to  $57.2 million, a $9.8 million  increase,  or
20.7   percent,   over  the  comparable  period  in  1994.
Earnings per share were $.35 in 1995 versus $.29 in 1994.

  The strong improvement in revenues, operating income and net income reflects both acquisitions and internal growth in the long distance business (now comprising 71 percent of the Company's revenues), as well as increased demand for services in the local telephone operations.

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

Nonrecurring Charges And Common Share Equivalents

   Certain  one-time events have taken place in the  third
quarter  of  1995 that have impacted the comparability  of
the   financial   results.   These  events   include   the
following:

  1.     In   conjunction  with  the  merger   and   other
  acquisitions,   the  Company  recorded  an   acquisition
  related  charge of $75.7 million net of  an  income  tax
  benefit  of  $33.8  million.   The  acquisition  related
  charge  is  associated  with  the  integration  of   the
  Company's  recent  acquisitions as well  as  the  merger
  related  transaction  costs.   The  integration  of  the
  acquired companies resulted in instances of redundant facilities and staffing.

  2.   The Company acquired, through a tender offer, $76.8
  million  of  Allnet's 9% Senior Subordinated  Notes  for
  $83.5   million  plus  accrued  interest.    The   early
  retirement  resulted in an extraordinary  loss  of  $5.8
  million net of applicable income taxes of $3.7 million.

  3. As a result of changes in regulation and increasing competition in the telecommunications industry, the Company discontinued the use of regulatory accounting, FAS 71, "Accounting for the Effects of Certain Types of
  Regulation" as of September 30, 1995 for its local communications companies. This non-cash, extraordinary write-off totaled $112.1 million, net of applicable income taxes of $68.3 million. It was primarily caused by the reduction in the recorded values of long lived telephone plant assets.

  4.   The  Company  adopted FAS  116,  "  Accounting  for
  Contributions Received and Made" effective September 30,
  1995.   FAS  116  requires that the Company  reflect  in
  current  expenses an accrual for the cost of  multi-year
  charitable  contributions.   The  cumulative  effect  of
  adopting FAS 116 was a charge of $2.3 million, net of applicable income taxes of .8 million.

  5. Earnings per share for 1995 were calculated without the effect of common share equivalents (stock options and stock warrants) as mandated by Accounting Principles
  Board Opinion No. 15 (APB 15), "Earnings Per Share" when a Company reports a net loss. Average common share and share equivalents for the quarter total 162.0 million or equivalents of 9.0 million shares.

The nonrecurring charges are not expected to significantly impact future earnings or liquidity.

Long Distance Communications Services

   Long  Distance Communications Services results  include
the  Company's  long distance subsidiaries, including  ALC
and   American  Sharecom,  Inc.  (ASI)  for  all   periods
presented, Schneider Communications (SCI) after August  8,
1995,  Enhanced TeleManagement (ETI) after July 11,  1995,
WCT  Communications, Inc. (WCT) after  May  18,  1995  and
ConferTech  International, Inc. (ConferTech)  after  March
15,  1995.   See  Note  2 and Note 3 to  the  Consolidated
Financial Statements for further details on the merger and other acquisitions.

   Long  distance revenues totaled $404.4 million  in  the
third quarter of 1995, a $140.9 million increase, or  53.5
percent, over the same quarter in 1994.  Adjusting for the
impact   of   1995  purchase  acquisitions,   consolidated
revenues grew 22.5 percent in the quarter. Revenue mix for
the  quarter  consists of carrier revenue of 32.9  percent
and business and residential revenue of 67.1 percent.  The
Company  introduced  a product set for  all  of  its  long
distance  subsidiaries, called Clear Value, in  the  third
quarter  of 1995, offering options for service that  would
include   local,  long  distance  and  cellular  services.
Introduction  did  not  have   a  significant  impact   on
revenues in the third quarter. Carrier revenue continues to grow as a percent of the overall revenue mix. Billable minutes of use, excluding 1995 purchase acquisitions, increased by 42 percent over the prior year.

   Revenue growth was also positively impacted by a  major
carrier customer whose revenue has increased substantially
for  the year and represents 13.4 percent of long distance
revenues for the quarter and 11.4 percent of the  year  to
date  segment  revenues. It is the Company's understanding
that   this  customer  may  be  installing  long  distance
switching capacity which, as completed, could result in  a
portion of this traffic gradually moving to the customer's
network.  However, the customer has in turn entered into a
three  year agreement with the Company effective April  1,
1995  and  amended  October 27, 1995.   The  Company  will
retain   significant  traffic  volumes  and  has  obtained
provisions regarding exclusivity and minimums that it views as desirable.

    Costs   and  expenses  for  long  distance  operations
increased  $129.2  million in 1995 excluding  nonrecurring
charges.   This  increase is the primarily the  result  of
increased traffic volumes due to internal growth, purchase
acquisitions and a higher concentration of carrier revenue
as  explained  above.  Operating costs excluding  purchase
acquisitions increased  by $59.7 million.  Cost of  access
was  59  percent for the third quarter of  1995,  a  three
percent  increase    over the prior quarter.  Selling  and
marketing   expenses  accounted  for  $15.1   million   of
increased operating costs.

    Operating   income   for  long   distance,   excluding
nonrecurring  charges, rose 27.0 percent to $55.0  million
for  the  three months ended September 30, 1995. Operating
margin as a percent of revenue decreased from 16.4 percent
in  the  prior  quarter to 13.6 percent  for  the  current
quarter.    The  WCT  purchase  acquisition,   while   not
separately measurable due to network integration  efforts,
had  a  negative  impact on margin.   As  the  network  is
integrated, the Company expects that operating margin will improve, however, this cannot be assured given competitive conditions.

Local Communications Services

   Local  Communications  Services  is  comprised  of  the
Company's  local telephone operations, consisting  of  the
Rochester,  New York operation and the regional  telephone
operations,  which  are  made up  of  33  other  telephone
operating  subsidiaries in 13 states.   In  addition,  the
local  service revenues and associated expenses  generated
from  the efforts of Frontier Communications of Rochester,
the  newly  formed competitive telecommunications  company
that  provides an array of services on a retail  basis  in
the   Rochester   marketplace,  are  included   with   the
Rochester,  New  York  operation.  The  non-local  service
revenues and expenses resulting from the sales efforts  of
Frontier  Communications  of  Rochester,  such  as   those
associated with long distance and wireless services, are reported in other segments as appropriate. Consequently, the Local Communications Services segment includes both wholesale and retail local service associated with the Rochester market.

   Revenues for Local Communications Services were  $157.0
million  in  the  three month period ended  September  30,
1995,  an increase of $6.8 million, or 4.5 percent.   This
segment  accounted for 27 percent of consolidated revenues
in  the third quarter of 1995.  Excluding the revenue  for
Ontonagon  County  Telephone and  its  subsidiary,  Midway
Telephone,  which  were sold in March 1995,  revenues  for
Local  Communications Services rose  5.2  percent  in  the
third  quarter of 1995.  These revenues were driven  by  a
4.1  percent  increase  in access  lines,  a  7.4  percent
increase  in minutes of use and ongoing sales of  enhanced
features  and  services.  The Rochester market  maintained
its  strong   growth  over  its  third  quarter  of  local
competition, with a 2.6 percent increase in revenues over the prior year. This was attributable to a higher demand for services in the open market environment.

   Excluding non-recurring charges, costs and expenses  in
the  third quarter 1995 for Local Communications  Services
were  $108.0 million, an increase of $2.9 million, or  2.7
percent  over  1994.   The  increase  was  the  result  of
increased costs to compete in the marketplace, offset by the disposition of Ontonagon County Telephone and ongoing cost controls.

   Normalized operating income for the third quarter  1995
was  $48.9  million, an increase of $3.9 million,  or  8.8
percent over 1994.  Operating margins for the three  month
period  improved from 30.0 percent in 1994 to 31.2 percent
in   1995,   driven  by  improvements  in   the   Regional
Operations,  whose  operating  margin  increased  to  38.4
percent for the quarter.

Wireless Communications Services

   Wireless  Communications Services is comprised  of  the
Company's  greater than 50 percent ownership  interest  in
wireless  operations.   As  of September  30,  1995,  this
segment included the Alabama RSAs #4 and #6, in which the Company has a 70 percent interest, and Minnesota RSA #10, in which the Company acquired a 100 percent interest in late March 1995. This latter acquisition was accounted for as a purchase transaction.

   The Company's minority interests in wireless operations and its 50 percent interest in the joint venture with NYNEX in upstate New York, that was formed in July 1994, are accounted for on the equity method. This method of accounting results in the Company's proportionate share of earnings (losses) being reflected in a single line item below operating income. Prior to the formation of the wireless joint venture with NYNEX in July 1994, the revenues and expenses of the wireless operations in upstate New York had been consolidated.

   Revenues for Wireless Communications were $3.5  million
for  the  third quarter of 1995, up $1.7 million, or  99.0
percent,  from  the comparable period in 1994.   The  1995
results  include the operations of the Minnesota  cellular
property  acquired  on March 29, 1995.   Total  costs  and
expenses  were  $3.4  million in the  three  months  ended
September 30, 1995, an increase of 58.0 percent from 1994.
Operating  income for the third quarter of 1995  was  $.08
million, an increase of $.5 million from 1994.

Corporate Operations and Other

   Corporate  Operations  is  comprised  of  the  expenses
traditionally   associated  with   a    holding   company,
including  executive  and  board  of  directors  expenses,
corporate   finance  and  treasury,  investor   relations,
corporate planning, legal services, and business development. The Other category is comprised primarily of Frontier Network Systems ("FNS"), external sales associated with the Company's information technologies operation, Frontier Information Technologies, and intersegment eliminations.

  Revenues in the third quarter of 1995 were $6.5 million, an increase of $.4 million over 1994. Essentially all of these revenues pertain to FNS. Total costs and expenses, excluding nonrecurring charges, for this segment amounted to $8.7 million, a $.7 million decrease over 1994.
Expenses at FNS rose in relation to the increase in sales, while Corporate Operations expenses decreased due to lower corporate structure costs.

Other Income Statement Items

  Interest Expense

   Interest expense was $13.8 million in the third quarter of 1995, a $1.0 million increase over 1994. This increase is the result of higher balances of long-term debt outstanding, primarily as a result of the long distance acquisition program, which expended over $300 million to fund the acquisitions of ConferTech, WCT, ETI and SCI during 1995.

  Equity Earnings from Unconsolidated Wireless Interests

  Equity earnings from the Company's interests in wireless
partnerships  in  the second quarter  of  1995  were  $1.3
million,  a  decrease  of  $.4 million  over  1994.   This
decrease is the result of equity earnings associated with the Company's joint venture with NYNEX.

  Interest Income

   Interest income in the second quarter of 1995  amounted
to  $1.3  million, a decrease of $1.2 million over  1994's
third  quarter.   This  decrease  is  due  to  lower  cash
balances   because   of   the  Company's   long   distance
acquisition program as discussed above.

  Other Income (Expense), Net

   Other expense in the third quarter of 1995 amounted to $1.1 million, a $.6 million higher expense when compared with the same period in 1994. This change was due to higher amortization expense related to the change in accounting for the wireless joint venture with NYNEX.

  Income Taxes

   The effective income tax rate for the third quarter of 1995, excluding the income tax benefit for nonrecurring charges, was 38.8 percent versus an effective income tax rate of 38.9 percent in the third quarter of 1994.



       Nine Months Ended September 30, 1995 and 1994


RESULTS OF OPERATIONS

Consolidated

    The  operating  results  for  the  nine  months  ended
September  30,  1995  were  adversely  impacted   by   the
nonrecurring   charges  recorded  in  the  quarter   ended
September  30, 1995, as previously discussed, and  several
other  one-time  adjustments.   These  nonrecurring  items
caused the Company to report a net loss of $33.2 million or $.23 per share. Net income for the nine months ended
September 30, 1995 and 1994, normalized for one-time adjustments and share equivalents can be summarized as follows:

  (All  dollars,
   except per share            9  Months  Ended  September 30,
   amounts, are in
   thousands)                       1995                1994
                            Dollars   Per share   Dollars   Per share
---------------------------------------------------------------------
Earnings available for common,
     as  stated            $ (34,083)     $(.21)    $132,388   $ .83
--------------------------------------------------------------------
Third quarter adjustments
 (previously discussed)    $ 195,120       $1.21
ASI Acquisition related
 charges, net of
 tax benefit                   3,108         .02
Gain on sale of subsidiaries,
     net  of tax expense      (4,826)       (.03)    $10,474)  $(.06)
Adoption of FAS 112, postemployment
  benefits, net of
  tax benefit                                          7,197     .04
--------------------------------------------------------------------
    Total   adjustments     $193,402       $1.20     $(3,277)  $(.02)
--------------------------------------------------------------------
Normalized  earnings        $159,319      $  .99    $129,111   $ .81
--------------------------------------------------------------------

The one-time adjustments and share equivalents adjustment detailed above are described in more detail below.

   Consolidated revenues and sales for the nine month period ended September 30, 1995 were $1.5 billion, up
$299.6 million, or 24.2 percent, over the comparable period in 1994. Operating income excluding the one-time adjustments discussed below, was $290.2 million for the nine months in 1995, up $49.9 million, or 20.8 percent, from the same nine months in 1994.

Excluding  the impact of the one-time charges, net  income
totaled $160.2 million, a $30.2 million increase, or  23.2
percent, over the comparable period in 1994. Earnings per share were $.99 for the nine months ended 1995, an increase of $.18, or 22.5 percent, over 1994.

  The strong improvement in revenues, operating income and net income reflects both acquisitions and internal growth in the long distance business, as well as increased demand for services in the local telephone operations.
Nonrecurring Charges And Common Share Equivalents

   In addition to nonrecurring charges that were recorded in the third quarter of 1995, the Company incurred other one-time events during the nine months ended September 30, 1995 and 1994, that effect the comparability of the financial results. These events are as follows:

  1.    As  previously discussed, during March  1995,  the
  Company   acquired   ASI,   a  long   distance   company
  headquartered  in Minneapolis, Minnesota.   The  Company
  issued  approximately  8.7 million  new  shares  of  its
  common  stock  in  exchange for all of  the  outstanding
  shares  of ASI.  The transaction has been accounted  for
  as   a  pooling  of  interests  and,  accordingly,   all
  historical results have been restated to reflect the results of operations of ASI.

        In March 1995, the Company recorded a $4.8 million
  charge  ($3.1 million after taxes) associated  with  the
  acquisition  of  ASI.  This one-time charge  related  to
  various transition and transaction costs associated with
  the   assimilation  of  the  newly  combined  companies,
  including a provision for redundant equipment, bank and legal fees and projected integration expenses.

  2. The Company also sold two local communication companies, resulting in a $4.8 million non-taxable gain on the sale of Ontonagon County Telephone in March 1995, and a $12.9 million pre-tax gain ($10.5 million after tax) from the sale of Minot Telephone in May 1994.

  3.    The results in 1994 included a $7.2 million after-
  tax charge for the adoption of FAS 112,      "Employers'
  Accounting for Postemployment Benefits," related to the accounting for certain employee benefits costs.

  4.    Earnings  per  share  for the  nine  months  ended
  September 30, 1995 were calculated without the effect of
  common  share  equivalents  (stock  options  and   stock
  warrants) as mandated by APB 15, "Earnings Per Share" when a Company reports a net loss. Average common share and share equivalents for the nine month period total
  161.3 million or equivalents of 10.6 million shares.

The nonrecurring charges are not expected to significantly impact future earnings or liquidity.


Long Distance Communications Services

  Long distance revenues totaled $1.0 billion in the first
nine  months of 1995, a $298.3 million increase,  or  40.2
percent, over the same period in 1994.  Adjusting for  the
impact   of   1995  purchase  acquisitions,   consolidated
revenues  grew  23.7  percent for the  nine  months  ended
September 30, 1995.  Normalized revenue mix for  1995  was
31  percent  in  carrier and 69 percent  in  business  and
residential revenue.  Carrier revenue minutes continue  to
grow as a percent of the revenue mix.  Billable minutes of
use  excluding 1995 purchase acquisitions increased by  39
percent over the prior year.

    Costs   and  expenses  for  long  distance  operations
increased  $265.2  million, excluding  the  $86.7  million
acquisition  related charge in the third quarter  of  1995
and the $4.8 million acquisition related charge for ASI in the first quarter of 1995. This increase is the result of additional costs associated with purchase acquisitions
($102.6 million), increases in access costs related to higher sales and gross margin mix ($123.0 million), and higher sales expenses ($19.1 million). Access costs as a percentage of revenues were approximately 58 percent in 1995 as compared with 56 percent in 1994.

    Operating   income   for  long   distance,   excluding
nonrecurring charges, rose 28.1 percent to $151.0 million for the nine months ended September 30, 1995. Operating margin as a percent of revenue decreased from 15.9 percent in the prior year to 14.5 percent for the period. The WCT purchase acquisition, while not separately measurable due to network integration efforts, had a negative impact on margin. As the network is integrated, the Company expects that operating margin will improve; however, this cannot be assured given competitive conditions.

Local Communications Services

   Revenues for Local Communications Services were  $464.8
million  in the nine month period ended June 30, 1995,  an
increase  of  $8.8 million, or 1.9 percent. Excluding  the
impact  from  the dispositions of the Minot and  Ontonagon
County  Telephone  Companies, revenues rose  3.7  percent.
Total   access   lines  (adjusted  for  the  dispositions)
increased at an annualized rate of 4.3 percent during the first nine months of 1995.

   Costs  and  expenses,  excluding  one-time  acquisition
charges,   in   the   first  half  of   1995   for   Local
Communications Services were $318.9 million, a decrease of
$4.5 million, or 1.4 percent from 1994.  This decrease was
the  result of the telephone company dispositions  in  the
Regional  Operations  ($5.5  million)  and  ongoing   cost
controls, offset by increased selling and marketing costs to compete. Employees per 10,000 access lines, a common measure of efficiency for telephone companies, was 31 as of September 30, 1995, versus 35 a year earlier.

   Normalized operating income was $145.9 million, an increase of $13.3 million, or 10.0 percent over 1994.
Operating  margins improved from 29.1 percent in  1994  to
31.4 percent in 1995, driven by improvements in both the Rochester Operations and the Regional Operations.

Wireless Communications Services

   Revenues for Wireless Communications were $8.9  million
for the first nine months of 1995, down $13.0 million,  or
59.2  percent, from the comparable period  in  1994.   The
1995  results  reflect the operations of the  Alabama  and
Minnesota  cellular properties, whereas the  1994  results
reflect   the  operations  associated  with  the   Alabama
cellular  properties  as  well as  the  upstate  New  York
wireless properties that are no longer consolidated  as  a
result  of  the joint venture in July 1994.  The Minnesota
cellular  property was acquired at the end of  March  1995
and  accounted for as a purchase transaction.  Total costs
and  expenses  were $7.7 million in the nine months  ended
September 30, 1995, a decrease of 62.6 percent from  1994.
This   decrease   is  consistent  with  the  corresponding
decrease in revenues. Operating income for the period was $1.2 million, which was consistent with the prior year.

Corporate Operations and Other

   Revenues  for the first nine months of 1995 were  $23.0
million,  an  increase of  $5.5 million, or 31.6  percent,
over  1994.  Essentially all of these revenues pertain  to
FNS.   The  increase is due to higher system  installation
and maintenance revenue.

  Total costs and expenses, prior to one-time charges, for this segment amounted to $31.0 million, a $2.0 million increase, or 6.8 percent, over 1994. Expenses at FNS rose at a lower rate than sales, while Corporate Operations expenses decreased $.3 million from the prior year as a result of lower corporate structure costs.

Other Income Statement Items

  Interest Expense

   Interest expense was $41.7 million for the nine  months
ended  September  30,1995, a $2.9  million  increase  over
1994.   This increase is the result of higher balances  of
long-term debt outstanding related to debt issued as part of the implementation of the Open Market Plan and funding for the long distance acquisition program in 1995 .

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

  Equity Earnings from Unconsolidated Wireless Interests

  Equity earnings from the Company's interests in wireless
partnerships  in the first nine months of 1995  were  $2.9
million,  an  increase  of $.7 million  over  1994.   This
increase is mainly the result of equity earnings from the Company's wireless joint venture with NYNEX that began operations in July 1994.

  Interest Income

   Interest  income  in  the first  nine  months  of  1995
amounted to $8.9 million, an increase of $3.8 million over
1994.   This  increase is primarily the result  of  higher
cash balances and higher interest rates in the first half of the year. Interest income in the fourth quarter of 1995 is expected to decline substantially due to the use of cash for acquisitions.

  Other Income (Expense), Net

  Other expense in the first half of 1995 amounted to $2.6 million, a $1.7 million higher expense when compared with the same period in 1994. This change was due to higher amortization expense related to the change in accounting for the wireless joint venture with NYNEX.

  Income Taxes

   The effective income tax rate for the nine months ended
September 30, 1995, excluding the income tax benefit for nonrecurring charges, was 39.4 percent versus 39.0 percent in 1994.

FINANCIAL CONDITION

Cash and Cash Equivalents

   At September 30, 1995, the Company had $45.1 million in
cash and cash equivalents compared with $228.4 million  at
September  30,  1994, a decrease of $183.3 million.   Cash
generated  from operations amounted to $208.1 million  for
the nine months ended September 30, 1995.  Offsetting this
was  a  $410.8  million  outflow for investing  activities
(mainly capital expenditures of $87.8 million and purchase
acquisitions  of  $312.8 million)  and  a  $111.6  million
outflow   for   financing   activities   including    debt
retirements ($74.0 million, net of proceeds) and dividend payments ($50.1 million). See the Consolidated Statement of Cash Flows for additional information. Also, see Note
3 to the Consolidated Financial Statements for cash spent on acquisitions during 1995.

Debt

   As  a  result of the Company's acquisition  of  ALC  in
August   1995,  Standard  &  Poor's,  Moody's  and   Fitch
downgraded the Company's long-term credit ratings to  "A",
"A3"  and "A", respectively.  The remaining rating agency,
Duff  & Phelps, promptly affirmed the Company's "A" rating
following the announcement of the merger.  In spite of the
combined  entity's  strengthened financial  position,  the
rating  agencies cited concern with the dramatic shift  in
the  Company's business risk associated with an increasing
dependence on the more competitive long-distance business.
In  addition,  despite expected near term improvements  in
the  Company's  debt  protection  measures,  Moody's  also
downgraded the Company's commercial paper rating from  "P-
1"  to "P-2".   Moody's is the only rating agency to  have
downgraded the Company's short-term credit rating.

  At September 30, 1995, the Company's total debt amounted
to  $639.9  million,  a  decrease of  $26.4  million  from
December 31, 1994.  This decrease is mainly the result  of
a  $76.0  million  reduction in long-term  revolving  bank
debt,  the retirement of $7.0 million of the Company's  9%
2020  debentures,  and the repayment of  $6.5  million  of
Rural  Utilities  Service (RUS) and Rural  Telephone  Bank
(RTB)  debt,  offset, in part, by the  issuance  of  $40.0
million  of  medium-term notes.  The Company also  retired
early  $76.8  million  of Allnet's 9% Senior  Subordinated
Notes  for  $83.5  million plus  accrued  interest.   This
transaction, which resulted in an extraordinary charge of $5.8 million, net of applicable taxes, was financed through the additional issuance of commercial paper.

Planned early retirement of debt

   During  October 1995, the Company made a commitment  to
refinance  its  outstanding  9%  Debentures  scheduled  to
mature  in  2020.  The Company is expected  to  record  an
extraordinary loss of approximately $3.3 million,  net  of
applicable  income  taxes of $1.7 million  to  retire  the
remaining  $62.8  million of Debentures.   The  retirement
will be financed through other borrowings. It is expected that this transaction will be consummated in the fourth quarter of 1995.

Debt Ratio and Interest Coverage

   The Company's debt ratio (total debt as a percent of total capitalization) was 42.3 percent at June 30, 1995, as compared with 41.2 percent at December 31, 1994. Pre-tax interest coverage, excluding nonrecurring charges, was
7.3 times for the nine months ended September 30, 1995, as compared with 6.7 times for the same period in 1994.

Capital Spending

   Through September 1995, gross capital expenditures amounted to $107.9 million. The Company plans to spend a total of approximately $163.0 million on its capital program during the full year in 1995. The total capital program represents an increase of $49.3 million over 1994.
The increase is largely driven by capital requirements associated with the growth of the long distance and wireless operations and the integration of long distance acquisitions.

Dividends

   On September 18, 1995, the Board of Directors declared the third quarter 1995 dividend of 20.75 cents per share on the Company's common stock, payable November 1, 1995 to shareowners of record on October 13, 1995.

Benefit Plans

  As part of its integration efforts, the Company has merged its benefit plans, where possible, to provide common
benefits  to  employees.   As part  of  this  integration,
effective January 1, 1996, the Company standardized the 401(k) plan benefits, froze the pension plan benefits earned subsequent to December 31, 1996, provided certain plan amendments to the pension plan, provided additional 401(k) baseline company contributions to replace future pension contributions, capped company contributions to the retiree health care premiums at the 1995 level and eliminated telephone discount benefits to future retirees. The plan amendments enhance the pension plan benefits to ease the transition from a defined benefit plan to a defined contribution savings plan for employees.

   The  benefit changes described above will  not  have  a
material   impact  on  operations  in   1995   and   1996.
Subsequent to 1996, benefit costs will be more closely tied to the Company's performance.


OTHER ITEMS

Regulatory Matters

   During  the  seven year period of the Open Market  Plan
Agreement  which  became effective  on  January  1,  1995,
Rochester Telephone Corp. (the operating telephone company
in Rochester, New York) will no longer be regulated by the
monopoly   standard  of  rate-of-return  regulation,   but
instead by pure price cap regulation. The local market for telephone service in Rochester was opened up to full competition. Over the course of the seven year period of the Open Market Plan, rate reductions of $21 million will be implemented for Rochester area consumers.

Certain Considerations Related to the Open Market Plan

   Management  believes there are significant  market  and
business opportunities associated with the Company's  Open
Market  Plan,  described in Note 13  to  the  Consolidated
Financial   Statements.    However,   there    are    also
uncertainties  associated with the Plan and the  corporate
restructuring.   In  the  Company's  opinion,   the   most
significant issues relate to increased competition in  the
Rochester, New York market, the risk inherent in the  Rate
Stabilization  Plan incorporated in the Open  Market  Plan
Agreement   and   the   potential  diversification   risk.
Additional details about these risks can be found in Management's Discussion of Results of Operations and
Analysis of Financial Condition in Exhibit No. 13  to  the
Company's  Form  10-K  filed for  the  fiscal  year  ended
December 31, 1994.


Part II - Other Information

Item 1 - Legal Proceedings

   On  June  11,  1992,  a  group of corporate  plaintiffs
consisting   of   Cooper   Industries,   Inc.,    Keystone
Consolidated  Industries, Inc., The Monarch  Machine  Tool
Company,  Niagara Mohawk Power Corporation,  and  Overhead
Door  Corporation commenced an action in the United States
District  Court  for  the Northern District  of  New  York
seeking  contribution from Rotelcom Inc.,  a  wholly-owned
subsidiary  of  the  registrant held  through  intervening
subsidiaries (now named Frontier Network Systems  Inc.  or
"FNS")   and  fourteen  other  corporate  defendants   for
environmental  "response costs" in the approximate  amount
of  $1.5 million incurred by the plaintiffs pursuant to  a
decree  entered into by plaintiffs with the United  States
Environmental   Protection  Agency   (the   "EPA").    Two
additional defendants were named in 1994.  In addition  to
FNS,  the  current  defendants  are:   Agway,  Inc.,   BMC
Industries,  Inc.; Borg-Warner Corporation;   Elf  Atochem
North    America,   Inc.;   Mack   Trucks,   Inc.;   Motor
Transportation   Services,  Inc.;   Pall   Trinity   Micro
Corporation;  The  Raymond  Corporation;   Redding-Hunter,
Inc.;  Smith  Corona Corporation; Sola  Basic  Industries,
Inc.;  Wilson  Sporting Goods Company;  Philip  A.  Rosen;
Harvey  M.  Rosen; City of Cortland; and  New  York  State
Electric & Gas Corporation.

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

   On  August  6, 1993, the Rochester, New York  operating
company  filed  with  Supreme Court,  Albany  County,  its
petition  seeking judicial review of the NYSPSC's  Opinion
and   Order.   By  order  dated  October  7,  1993,   this
proceeding  was  transferred to  the  Appellate  Division,
Third   Department.   On  June  30,  1994,  the  Appellate
Division  unanimously upheld the Commission's  Order.   On
July 29, 1994, the Company filed a Notice of Appeal and  a
Motion  for  Leave To Appeal with the New  York  Court  of
Appeals.  On  December  8,  1994,  the  Court  of  Appeals
accepted  the Company's appeal and denied the  Motion  for
Leave To Appeal as unnecessary.  Briefs were filed between
February and April 1995.  On February 27, 1995, the NYSPSC
moved  to  dismiss the appeal as moot as a result  of  the
Open  Market  Plan  Settlement.   The  Company  filed  its
opposition to that motion on March 13, 1995.   On  October
31,  1995, the Court of Appeals affirmed the determination
of  the  Appellate Division.  Although the Court concluded
that  the specific application of the royalty to Rochester
Telephone  was  rendered  moot by  the  Open  Market  Plan
settlement,  it held that the Commission has  the  general
authority  to  utilize the royalty as a  ratemaking  tool.
The  Court  further held that the specific application  of
the   royalty  to  any   companies,  including   Rochester
Telephone, in the future would need to be reviewed in  the
context   of  a   company-specific     proceeding.    This
royalty issue has been settled for the Rochester, New York operating company for the duration of the Rate Period of the Rate Stabilization Plan, which is part of the Open
Market Plan.

  Prior to the Company's acquisition of American Sharecom,
Inc. (ASI) in March 1995, an appraisal proceeding entitled
American  Sharecom,  Inc.  v.  LDB  International  et  al,
Minnesota  Court  of  Appeals  File  No.  C9-94-2419   was
commenced  in connection with a merger which  occurred  in
1992.  In this proceeding, former holders of 57 shares  of
ASI Common Stock (dissenters) exercised their rights under
Minnesota  law to challenge the amount they  received  for
their shares in the merger.  In November 1994, a Minnesota
District  Court  directed ASI to pay  an  additional  $4.6
million  to the dissenters, plus interest and legal  fees.
ASI recorded a $5.3 million contingent liability during the fourth quarter of 1994. The Minnesota Court of Appeals affirmed the trial court and on August 1, 1995, the Minnesota Supreme Court refused to grant an appeal from that judgment. The Company has paid the judgement, forgoing its opportunity to appeal.

   There  are  nine  suits in Hennepin County  (Minnesota)
District  Court  in  which,  variously,  ASI,  its  former
principal  shareholders, Steven Simon and  James  Weinert,
Frontier  and  other associated parties,  including  ASI's
legal  counsel, are named as defendants.  One of the cases
has  been  pending since May of 1994, and was served  (but
not  filed) in connection with the dissenters rights which
were  the  subject  of the appraisal proceeding  described
above.   The  other  actions were filed  over  the  period
beginning in February 1994 and ending in October 1995.

   The plaintiffs are former ASI shareholders. One of the complaints asserts class action allegations on behalf of all former shareholders, and a motion has been filed in another case to amend the complaint to add class claims.
No class has yet been certified.

   The  causes  of action asserted are common  law  fraud,
breach   of  fiduciary  duty  and  violations  of  certain
provisions  of  the  Minnesota Business  Corporation  Act,
which  require shareholders in a closely held  corporation
to act fairly to one another and to refrain from corporate
waste   and  misappropriation.   Finally,  some   of   the
complaints assert shareholder derivative rights.

   The  suits  allege, generally, that Simon and  Weinert,
with  and  through ASI, embarked upon a scheme, by  giving
the   former   ASI  shareholders  false  and  insufficient
information to gain control of ASI and ultimately  acquire
for  inadequate consideration all the stock of  ASI.   The
one complaint that names the Company as a defendant alleges that the Company holds the ASI stock and controls the Frontier stock issued to Messrs. Simon and Weinert in its acquisition of ASI in trust for the benefit of the plaintiffs.

   Although  it is too early to determine the  outcome  of
these  suits,  Frontier,  ASI  and  the  other  defendants
believe  they  have valid defenses and intend  to  contest
vigorously  the  claims  asserted  in  these   suits.    A
conference of all parties was held on November  10,  1995,
in  an  attempt  to  settle  the  claims  of  the  various
plaintiffs.   However, no settlement was reached  at  this
conference.

   On April 10 and 11, 1995, three lawsuits were commenced
against ALC Communications Corporation as a result of  its
announced  merger  with  the Company.   In  two  of  those
actions, each filed in the Court of Chancery of the  State
of Delaware, in and for New Castle County by Martin Mayers
and Mordecai Cohen, respectively, Frontier Corporation was
named  as a defendant, although it has not yet been served
with  process.   The lawsuits purport to be class  actions
brought on behalf of all ALC stockholders against ALC  and
its  directors.  Among other things, the complaints sought
to  enjoin  the business combination and/or to  obtain  an
award  of  damages.  On June 9, 1995, the  Delaware  Court
entered  an  order consolidating the three cases  for  all
purposes.  Under the terms of that order, Mayers v. Irwin,
et  al.,  C.A. No. 14196 is designated as the consolidated
complaint  and the defendants are required to  respond  to
the consolidated complaint.  On July 10, 1995, ALC and its
directors   answered  the  consolidated  complaint.    The
Company  believes  these actions to be without  merit  and
will   defend  vigorously  the  claims  asserted  in   the
consolidated suit.

   On  July 12, 1995, a Complaint was filed by Christopher
E.  Edgecomb, a former officer, director and  employee  of
WCT  Communications, Inc. ("WCT") against  Frontier,  WCT,
WCT's  then current President, Michael Coghill, and  fifty
unidentified  additional  defendants,  in  the  California
Superior  Court for Santa Barbara.  Edgecomb  has  alleged
that  Frontier and WCT violated the terms of a non-compete
agreement,  executed  by  Edgecomb,  by  failing  to  make
payments  to  Edgecomb in accordance with  the  agreement.
Edgecomb has also alleged that the defendants violated  an
implied  duty  of  good  faith and  fair  dealing  in  the
agreement  and engaged in unfair competition in  violation
of  California  law.  In addition, the  complaint  alleges
that  the  defendants slandered Edgecomb.   The  complaint
seeks    rescission   of   the   non-compete    agreement,
compensatory damages in excess of $80 million, punitive damages, injunctive relief restraining further unfair competition, court costs and attorneys' fees. Although it is too early to determine the outcome of this matter, Frontier believes the allegations in the complaint to be without merit and will defend the litigation vigorously.

    The  Regulatory  Matters  discussion  in  Management's
Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this document is incorporated herein by reference.

Item  4  -  Submission of Matters to  a  Vote  of  Security
Holders

      A  Special Meeting of Shareowners was held on August
16, 1995, to consider and vote upon a proposal to approve the issuance of shares of Common Stock necessary for Frontier Corporation to meet its obligations under the merger agreement with ALC Communications Corporation.
Such proposal was approved with the following vote:

                                                Broker
     For      Against        Abstain          Non-Votes
    ----     ---------      ----------      -------------
64,288,812     911,140        689,619        11,219,745

(a)  Exhibits

     10-39     Form of Employment Agreements including
               change of control provisions with
               (a) certain executive officers, (b) certain senior management employees of subsidiaries and (c) other senior management

     10-40     Copy of Employees' Retirement Savings Plan

     10-41     Copy of Amendment No. 8 to the Supplemental
               Management Pension Plan

     10-42 Employment agreements with certain ALC executive officers.


     11 Statement re: Computation of Earnings per Share of Common Stock on a
               Fully Diluted Basis (Unaudited)

     27        Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter:

August 16, 1995 - The following event was reported:

Item  5.   Frontier Corporation ("Frontier") announced  on
August   16,   1995,   that  the   shareholders   of   ALC
Communications Corporation ("ALC") approved ALC's merger with Frontier and that Frontier's shareowners approved the issuance of stock to effect that merger.

The following financial statements were filed with this report: None


August 18, 1995 - The following event was reported:

Item 2.   The Registrant and ALC Communications
Corporation completed the closing of the merger on August 16, 1995.

The following financial statements were filed with this report:

Unaudited Pro Forma Combined Financial Information

     Frontier Corporation, Enhanced TeleManagement, Inc.,
     Schneider Communications, Inc. and ALC Communications
     Corporation
       - Unaudited Pro Forma Combined Balance Sheet: As of
         June 30, 1995

     Frontier Corporation, WCT Communications, Inc., Enhanced TeleManagement, Inc. and Schneider Communications, Inc.
       - Unaudited Pro Forma Combined Statement of Income:
         For the Six Months Ended June 30, 1995 and 1994

     Frontier Corporation, WCT Communications, Inc., Enhanced
     TeleManagement, Inc. and Schneider Communications, Inc.
       - Unaudited Pro Forma Combined Statement of Income:
         For the Year Ended December 31, 1994

     Frontier Corporation Pro Forma and ALC Communications
     Corporation
       - Unaudited Pro Forma Combined Statement of Income:
         For the Six Months Ended June 30, 1995 and 1994

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

     Frontier Corporation - Notes to Unaudited Pro Forma
     Combined Financial Statements

October 5, 1995 - The following event was reported:

Item  5.   Frontier Corporation announced the adoption  of
competitive  accounting rules for its local communications
companies,  and  the  discontinuance of  prior  accounting
principle  Statement  of  Financial  Accounting  Standards
(SFAS  71)  effective September 30, 1995.  Also,  Frontier
expects  to  take an acquisition related, post-tax  charge
totaling  $75-85  million in the  third  quarter  of  1995
associated with the integration of a number of companies over the last year.

The following financial statements were filed with this report: None

November 14, 1995 - The following events were reported:

Item  2.    On  August  16, 1995, the Registrant  and  ALC
Communications Corporation ("ALC") completed the closing of the merger of Frontier Subsidiary One, Inc., a wholly-owned subsidiary of the Registrant, with and into ALC, creating the fifth largest long distance carrier in the U.S.

Item   7.   The Registrant hereby  files its 1994 Restated
Supplementary   Consolidated  Financial   Statements   and
Supplementary Management's Discussion and Analysis.  These
Supplementary   Consolidated  Financial   Statements   and
Supplementary  Management's Discussion and  Analysis  have
been   restated  to  account  for  the  merger  with   ALC
Communications Corporation using "pooling of interests" accounting treatment.

The following financial statements were filed with this report:

Frontier Corporation

Supplementary Management's Discussion of Results of
Operations and Analysis of Financial Condition
Supplementary Report of Independent Accountants
Supplementary Business Segment Information
Supplementary Consolidated Statement of Income
Supplementary Consolidated Balance Sheet
Supplementary Consolidated Statement of Cash Flows
Supplementary Consolidated Statement of Shareowners'Equity
Supplementary Notes to Consolidated Financial Statements

                        SIGNATURES


      Pursuant  to  the  requirements  of  the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FRONTIER CORPORATION
                               -------------------------------
                                      (Registrant)






Dated: November 14, 1995     By/s/Richard A. Smith
                             --------------------------------
                             Richard A. Smith
                             Corporate Controller
                             (and principal accounting officer)

                       INDEX TO EXHIBITS




Exhibit
Number                   Description
--------------------------------------------------------------------

10-39        Form of Employment Agreements             Filed herewith
             change of control provisions
             (a) certain executive officers,
             (b) certain senior management employees of subsidiaries and (c) other senior management


10-40        Copy of Employees' Retirement Savings     Filed herewith
             Plan

10-41        Copy of Amendment No. 8 to the            Filed herewith
             Supplemental Management Pension Plan

10-42        Employment agreements with certain        Incorporated by
             ALC executive officers.                   reference to
                                                       Exhibits
                                                       10.1, 10.2 and
                                                       10.3 to ALC
                                                       Communications
                                                       Corporation's
                                                       Form 10-Q for the
                                                       quarter ended
                                                       September 30, 1995

11           Statement re: Computation of Earnings    Filed herewith
             per Share of Common Stock on a
             Fully Diluted Basis (Unaudited)

27           Financial Data Schedule                  Filed herewith