Form 10-K405
period 1995-12-31
FRONTIER CORP /NY/
filed 1996-03-27
CIK 84567

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            ------------

                              FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1995

                    Commission File Number 1-4166

                            -------------

                        FRONTIER CORPORATION
            (Previously Rochester Telephone Corporation)
       (Exact name of Registrant as specified in its charter)


New York                                           16-0613330
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

180 South Clinton Avenue Rochester, New York         14646-0700
(Address of principal executive offices)             (Zip Code)

 Registrant's telephone number, including area code: (716) 777-1000

     Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class            Name of each exchange on which registered
-------------------------------------------------------------------
Common Stock, par value
$1.00 per share                            New York Stock Exchange
-------------------------------------------------------------------
  Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 1996 is $4,914,645,050. The number of shares outstanding of Frontier Corporation's common stock (Par Value $1.00 per share) as of the close of March 6, 1996 is 162,195,487 shares.


                 DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions  of  the  registrant's  1995  Annual Report to
  Shareowners including MD&A, Consolidated Financial Statements and Notes to Financial Statements, as presented in Exhibit No. 13 of this Form 10-K, are incorporated by reference in Parts II and IV hereof.

(2) Portions of the Notice of Annual Meeting and Proxy Statement issued by the registrant in connection with its Annual Meeting of Shareowners to be held April 24, 1996, as presented in Exhibit No. 99 of this Form 10-K, are incorporated by reference in Parts II, III and IV hereof.

                                     PART I

ITEM 1.   BUSINESS

     Frontier Corporation, formerly known as Rochester Telephone Corporation, ("Frontier" or the "Company") is a diversified telecommunications firm with headquarters in Rochester, New York. The Company was incorporated in 1920 under the laws of New York State to take over and unify the properties of a predecessor company and certain properties of the New York Telephone Company which were located in the same general territory. The Company's principal lines of business are Long Distance Communications Services, Local Communications Services, Wireless Communications Services and Corporate Operations and Other. Long Distance Communications Services consists primarily of long distance telecommunications services provided to customers throughout nearly all of the United States and in Great Britain. Local Communications Services consists of 34 local telephone companies which serve, as of December 31, 1995, approximately 951,000 access lines in thirteen states. Wireless Communications Services is comprised of the Company's interests in Alabama and Minnesota. Corporate Operations and Other is comprised of expenses traditionally associated with a holding company, an information services subsidiary (Frontier Information Technologies) and Frontier Network Systems which markets and installs telecommunications systems and equipment. Effective January 1, 1995, Frontier reorganized into a holding company structure.

     Prior to 1995, Local Communications Services provided the majority of the Company's revenues and income. In 1982, the Company made the strategic decision to enter the long distance business. It now provides long distance voice, video and data communication services throughout the United States and in 1995, commenced operations in Great Britain. The geographic reach of the Company's long distance operations is nationwide as a result of acquisitions such as American Sharecom, Inc. ("ASI"), WCT Communications, Inc. ("WCT"), Schneider Communications, Inc. ("SCI"), and a merger with ALC Communications Corporation ("ALC"). Due to the merger with ALC, other long distance acquisitions and internal growth by sales to additional customers, the long distance segment represented 69% of the Company's revenue in 1995 and 53% of operating income before acquisition related charges. Expansion through strategic acquisition and business alliances remains a key growth vehicle for the Company.

     Prior to 1988, the Company's Local Communications Services were heavily concentrated in New York State. Since 1988, the Company has acquired 29 local telephone companies and has significantly diversified its geographic base. The Company's largest telephone operation is in Rochester, New York and serves approximately 525,000 access lines. The Company refers to the 33 telephone companies outside of Rochester, New York as "Regional Telephone Operations". The latter group includes approximately 426,000 access lines with an aggregate revenue level nearly equal to that of the Rochester, New York operating company. As part of the Company's reorganization into a holding company on January 1, 1995, the assets and businesses of the Rochester, New York operating telephone company were divided between two new subsidiaries, Frontier Communications of Rochester, Inc. ("FCR") and Rochester Telephone Corp. ("RTC").

     A key growth strategy for the Company is to provide integrated communications services for its customers. These integrated services include long distance, wireless, and local telephone service as well as selected products and services that the Company will remarket to customers as a single source provider. Frontier is committed to growth through expansion of its existing businesses, the development of value-added products and services, and selected acquisitions. Certain financial data relating to the Company's business segments is presented under "Business Segment Information" in Exhibit 13 to this Form 10-K.

     The Company merged with ALC on August 16, 1995. ALC provided national long distance telecommunications services primarily to commercial users. Under the terms of the merger agreement, the Company exchanged two shares of its common stock for each of ALC's common shares. The Company issued approximately 69.2 million shares to effect the merger, which was accounted for as a pooling of interests.

     On March 1, 1995, prior to the merger with Frontier, ALC acquired ConferTech International, Inc. ("ConferTech"), a telecommunications company specializing in teleconferencing services and the provision of audio bridge equipment. ALC paid approximately $66 million in cash for ConferTech.

     On March 17, 1995, the Company acquired ASI, a long distance company headquartered in Minneapolis, Minnesota. The Company acquired all of the outstanding shares of ASI in exchange for approximately 8.7 million shares of Frontier common stock. The transaction has been accounted for as a pooling of interests.

     On March 29, 1995, the Company acquired Minnesota
Southern Cellular Telephone Company ("MSCTC"). A total of approximately 867,000 shares of Frontier common stock were reissued from treasury in exchange for all of the shares of MSCTC. MSCTC is the non-wireline provider of cellular service in Minnesota Rural Service Area #10.

     On May 18, 1995, the Company purchased WCT for approximately $80 million in cash. WCT is a long distance carrier headquartered in Santa Barbara, California.

     On July 11, 1995, the Company completed its purchase of Enhanced TeleManagement, Inc. ("ETI"), a privately-held telecommunications company specializing in the integration and resale of local, long distance, and ancillary telephone services to small and medium-sized business customers. Frontier paid approximately $29 million in cash for ETI.

     On August 8, 1995, Frontier acquired SCI and SCI's
80.8% interest in LinkUSA Corporation ("LinkUSA") for $130 million in cash. SCI provides telecommunications services in the Midwest. LinkUSA develops software applications for telecommunications firms. On February 2, 1996 the Company acquired the remaining 19.2% interest in LinkUSA for $2.3 million.

     On November 22, 1995, the Company completed its acquisition of Link-VTC, Inc. ("Link-VTC"), a Boulder,
Colorado based telecommunications company specializing in videoconferencing services. The Company will pay a total cash purchase price in the range of approximately $12.4 million to $17.9 million, depending on the 1996 financial performance of Link-VTC.

     In 1995, the Company acquired, through a tender offer, $76.8 million of ALC's 9% Senior Subordinated Notes for $83.5 million plus accrued interest. The early retirement resulted in an extraordinary loss of $5.8 million, net of applicable income taxes of $3.7 million, including a debt issue cost write-off of $2.8 million. In 1995, the Company also retired early its outstanding 9% debentures scheduled to mature in 2020. The Company recorded an extraordinary loss of $3.2 million, net of applicable income taxes of $1.7 million.

     On November 15, 1995, the Company filed a $500 million universal shelf registration with the Securities and Exchange Commission which became effective on January 30, 1996. The shelf registration will allow the Company to issue and register a combination of debt securities, common stock, preferred stock or warrant securities. Proceeds will be used for general corporate purposes including, but not limited to, financing growth activities.

     The principal executive offices of the Company are located at 180 South Clinton Avenue, Rochester, New York
14646-0700.  The telephone number is (716) 777-1000.


Long Distance Communications Services
-------------------------------------
     General

     Frontier provides long distance telecommunications services primarily to commercial and, to a lesser extent, residential subscribers in the majority of the United States and completes subscriber calls to all directly dialable locations worldwide. Frontier is one of the few nationwide carriers of long distance services and in 1995 commenced operations in Great Britain.

     The Company operates its own switches, develops and implements its own products, monitors and deploys its transmission facilities and prepares and designs its own billing and reporting systems. The Company focuses on a segment of the long distance industry that offers comparatively high operating margins, specifically, commercial accounts. In this segment, calling volume consists primarily of calls made during regular business hours, which command peak-hour pricing.

     Commercial subscribers tend to make most of their calls on weekdays during normal business hours, while the Company's residential subscribers tend to make most of their calls in the evening and on weekends, when business usage is lowest. Neither commercial nor residential subscribers' access to the Company's service is limited as to the time of day or day of week.

     Products and Services

     The Company provides a variety of long distance products and services to commercial and residential subscribers nationwide. The bulk of the Company's revenue is derived from outbound and inbound long distance services which are generally marketed under the Frontier name. Many of the Company's products, however, differ from those of certain competitors due to the level of value-added services the Company offers and the flexibility of product pricing to maintain competitiveness.

     The variety of products offered are categorized by the Company based upon certain primary characteristics: pricing, value-added services, reporting and 800 services.

     Pricing-All of the Company's customers are identified by their telephone number, dedicated trunk or validated access code, and have a rating which is used to determine the price per minute that they pay on their outbound or inbound long distance calls. Rates typically vary by the volume of usage, the distance of the calls, the time of day that calls are made, the region that originates the call, and whether or not the product is being provided on a promotional basis.

     Value-added Services-The Company's value-added services are aimed primarily at the business subscriber, although the Company also offers products for residential customers. Value-added services include: Call Delivery, a message delivery service which enables a customer to send a prerecorded message to a number; VoiceQuote, an interactive stock quotation service; InfoReach, numerous audio/text programs such as news and weather; a voice mail service; Option USA, a service to provide calls to the U.S. from selected international locations; and three different teleconferencing services.

     The Company provides a full spectrum of facsimile services including Broadcast FAX, which allows the customer to send or fax documents to multiple locations at the same time; fax on demand, which allows the customer to make a fax document available to people who call an 800 number; fax mail, which allows a customer to receive facsimile messages in a fax mailbox and pick them up at a later date; PC software, which allows the customer to manage his facsimile lists and documents from a PC; and special international pricing to accommodate short duration facsimile traffic.

     Reporting Services-The Company offers a variety of billing options and media aimed primarily at business customers. When a new commercial account is opened, the customer is offered the opportunity to custom design the
format of its reports.   The Company also offers customers
graphic reports of traffic patterns on a nationwide basis by state, within state by area of dominant influence ("ADI") and within ADI by zip code. The Company believes this service is useful to certain customers for direct response and customer service applications. The Company also offers its proprietary personal computer reporting service which allows customers to design their own reports, prepare separate itemized bills, do mark-up reporting and generate numerous other customer reports.

     800 Services-The Company greatly expanded its 800 product offerings, capitalizing on opportunities resulting from Federal Communications Commission ("FCC") mandated number portability in May 1993 (which allows customers to select a different long distance carrier without changing their 800 number). These new offerings include area code blocking and routing; time of day routing; Home Connection 800, fractional 800 service which allows residential customers to access 800 service utilizing a 4 digit security Personal Identification Number ("PIN"); Multi-Point 800 services, which allows customers to use accounting codes on an 800 number or route a single 800 number to numerous locations simultaneously; Follow-Me 800, which allows customers to change call routing from a Touch Tone (R) telephone; and TargetLine 800, which routes calls to the closest location a customer identifies and provides custom prompts based upon a customer specific database.

     Transmission

     The Company endeavors to have sufficient switching capacity, local access circuits and long distance circuits at and between its network switching centers to permit subscribers to obtain access to the switching centers and its long distance circuits on a basis which exceeds industry standards regarding clarity, busy signals or delays.

     The network utilizes fiber optic and digital microwave transmission circuits to complete long distance calls. With the exception of digital microwave systems located in California, New York and Pennsylvania for which the Company holds FCC licenses and several short fiber optic systems, such facilities are leased on a fixed price basis under both short and long- term contracts. In recent years, abundant availability and declining prices have dictated a strategy of obtaining new capacity generally for terms between six months and one year. While the Company has several long term contracts, these contracts have annual "mark-to-market" clauses. These provisions function to keep the price the Company pays at or near current market rates. An important aspect of the Company's operation is planning the mix of the types of circuits and transmission capacity to be leased or used for each network switching center so that calls are completed on a basis which is cost effective for the Company without compromising prompt service and high quality to subscribers.

     The Company's network switching centers house equipment with varying capacities in order to meet the anticipated needs of the service origination region(s) served by the center. The equipment used by the Company is, for the most part, designed to permit expansion to its capacity by the addition of standard components. If the maximum capacity of the equipment in any center is reached, the Company replaces it with higher capacity switching equipment and attempts to move the replaced unit to a network switching center in a different service origination region. The Company is dependent upon local telephone companies for installing local access circuits and providing related service when establishing a network switching center. International service is provided through participation in the International Carrier Group ("ICG") with another major long distance company. The ICG in turn contracts with other long distance companies and foreign entities to provide high quality international service at competitive rates.

     The rapid growth of the Company has required it to assess the merits of owning additional transport facilities as a means to assure circuit availability either in areas where capacity on a resale basis is comparatively expensive, or to meet long-term strategic objectives. The Company continues to monitor the relative merits of owning capacity in comparison to leasing it in different parts of the country.

     Marketing

     The Company markets its services and products through a direct sales force, direct marketing campaigns, sales agents and affiliated local exchange carriers. Field sales representatives focus on making initial sales to commercial users. They solicit business through face-to-face meetings with small to medium sized businesses. Each field sales representative earns a commission dependent on the customer's usage and value-added services. The Company's sales strategy is to make frequent personal contact with existing and potential customers.

     The prices and promotions offered for the Company's services are designed to be competitive with other long distance carriers. Prices will vary as to interstate or intrastate calls as well as with the distance, duration and time-of-day of a call. In addition, the Company may offer promotional discounts based upon the duration of commitment to purchase services, an incremental increase in service or "free" trial use of the many value-added and reporting services. Volume discounts are also offered based upon the amount of monthly usage in the day, evening and night periods or based solely on total volume of usage.

     The Long Distance Communications Services' growth has been positively impacted by a major carrier customer whose revenue has increased substantially during the past year and represents approximately 14% of the segment's revenue in 1995. It is the Company's understanding that this customer may be installing long distance switching capacity, which, as completed, could result in a portion of this traffic gradually moving to the customer's network. However, the customer has entered into a three year agreement with the Company effective April 1, 1995 and amended October 27, 1995. Under the agreement, the Company will retain significant traffic volumes and has obtained provisions regarding exclusivity and minimums that it views as favorable.

Local Communications Services
-----------------------------
     As of December 31, 1995, RTC and the Company's 33 other local exchange companies together served 950,875 access lines in 13 states. The local exchange carriers provide local, toll, access and resale services; sell, install and maintain customer premises equipment; and provide directory services.

     Effective January 1, 1995, the Company reorganized into a holding company structure. The assets of the former Rochester local exchange company were transferred to two wholly-owned subsidiary companies, RTC and FCR. RTC is a regulated telephone and network transportation company which offers retail services to existing customers as well as sells and markets wholesale network services and other services to retailers of telecommunications services in the Rochester, New York market. Its rates are subject to price cap regulation. FCR is a lightly regulated provider of telecommunications services to residential and business customers located in the Rochester, New York market.

     As of September 30, 1995, the Company discontinued the application of Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation" for its local communications companies. The Company discontinued the use of FAS 71 based upon changes in regulation and increasingly rapid advancements in telecommunications technology and other factors increasing the level of competitors in markets served by the Company. The discontinuance of regulatory accounting methods resulted in a non-cash post-tax extraordinary charge of $112.1 million, net of applicable income taxes of $68.4 million, primarily caused by the reduction in the recorded value of long-lived telephone plant assets.

     Since the beginning of 1988, the Company has invested over $690 million in upgrading its Local Communications Services' business and over $480 million for the acquisition of independent telephone companies. Over this period, the Company installed advanced digital switching platforms throughout much of its switching network. The Company's network in Rochester, New York is fully digital, making Rochester one of the largest cities in the United States to be served by an all-digital network. In aggregate, the 29 local exchange companies outside of New York have over 97.9 percent digital capability. This is illustrated in the "Access Line Table" located on the next page.

     Frontier has achieved substantial cost reductions through the elimination of duplicative services and procedures and the consolidation of administrative functions. As of December 31, 1995, Local Communications Services had 31 employees per ten thousand access lines.
The Company has reduced the number of telephone employees per ten thousand access lines by over 34 percent since 1990. The Company believes that additional reductions in employee levels are possible. These reductions will be partially driven by technological changes and will be necessary to further improve the competitive position of its Local Communications Services' business. The Company intends to vigorously pursue additional gains in productivity through reengineering while simultaneously improving customer service.

     In May 1994, the Company sold its Minot Telephone Company property located in Minot, North Dakota. In March 1995, the Company sold the Ontonagon County Telephone Company and the Midway Telephone Company, both located in the Upper Peninsula of Michigan. In each case, the telephone properties no longer fit the strategic purposes of the Company.

                      Access Line Table

  The Table below sets forth certain information with respect to access lines as of December 31, 1995:


                                 Percent of Total
                                 Company Access
Telephone Properties     Access  Lines at             Percent
at December 31, 1995     Lines   December 31, 1995    Digital
-------------------------------------------------------------

Rochester, NY..........  524,630         55.2%        100.0%
Other NY Companies.....   90,078          9.5%        100.0%

Total New York.........  614,708         64.7%        100.0%

Alabama(1).............   28,899          3.0%        100.0%
Georgia................   23,640          2.5%        100.0%
Illinois(1)............   18,111          1.9%        100.0%
Indiana................    4,803          0.5%        100.0%
Iowa...................   53,316          5.6%         94.0%
Michigan(1)............   21,902          2.3%        100.0%
Minnesota..............  106,725         11.2%         96.4%
Mississippi............    5,481          0.6%        100.0%
Pennsylvania...........   35,947          3.8%        100.0%
Wisconsin..............   37,343          3.9%        100.0%
                         -------        ------        ------
Total Other States.....  336,167         35.3%         97.9%
Consolidated
   Access Lines........  950,875        100.0%         99.3%
                         -------        ------        ------

(1) Companies in these states also have properties located in another state. (An Alabama company has access lines in Florida, an Illinois company has access lines in Iowa, and the Michigan company has access lines in Ohio).

     The Company operates 71 central office and remote switching centers in Rochester, New York, and a total of 266 central office and remote switching centers in its other
telephone territories.   Of the 950,875 access lines in
service on December 31, 1995, 674,841 were residential lines and 276,034 were business lines. Long distance network service to and from points outside of the telephone companies' operating territories is provided by interconnection with the facilities of interexchange carriers.

     As part of the Company's continuing strategy to provide a greater selection of value-added products, the Rochester, New York operating company has introduced advanced services such as Caller ID, Caller ID with Name, distinctive ringing, directory-assisted call completion, and an enhanced voice mail platform. This is particularly attractive for the Company in Rochester because of the presence of pure price regulation. The Company is introducing similar advanced services, where appropriate, at its other telephone properties.

     Frontier is pursuing several alternatives to provide
expanded broadband capabilities to its customers.  To date,
the Company has installed over 10,000 miles of fiber optic
facilities (over 500 sheath miles) in the Rochester, New
York area to provide its customers with enhanced capacity
and to position for new products.   Throughout its Local
Communications Services' operations, Frontier has over 24,000 miles of fiber optic facilities in place. The
Company provides expanded broadband services to select customers, including video-distance learning arrangements for educational institutions.

     In connection with its integration strategy, the Company has developed a program known as "Frontier Long Distance", where its local exchange companies resell
Frontier's long distance services.   The Company believes
that many customers prefer the convenience of obtaining their long distance service through their local telephone company and receiving a single bill. Frontier Long Distance is currently offered in the product lines at fifteen of the Company's local telephone exchange companies. The results of Frontier Long Distance operations are included as part of the Long Distance Communications Services' segment.

     Technological innovation and regulatory change are accelerating the pace of competition for both local exchange and long distance services. New competitors now have the ability to provide basic local telephone service in some markets, including Rochester, New York. To benefit from these technological advances and broaden the scope and quality of its own product and service offerings, the Company has increased fiber and digital switching capacity throughout its networks and has pursued regulatory alternatives such as the Open Market Plan, which is described in more detail below. Currently, the Company continues to be the primary provider of basic local telephone service in Rochester, New York and may be considered the only provider of basic local exchange service in most of the other geographic areas where it has telephone properties.

Open Market Plan

     On February 3, 1993, the Company filed its Open Market Plan with the New York State Public Service Commission ("NYSPSC"). The plan was approved by an Order of the New York State Public Service Commission dated November 10, 1994, was approved by the Company's shareowners on December 19, 1994, and was implemented effective January 1, 1995.
The Open Market Plan has formally opened the Rochester, New York local exchange market to competition. Frontier was the first communications company in the nation to propose and implement a plan for full local competition. The Open Market Plan enables customers to choose their local telephone service provider and to select from a broad array of products, services and prices. It also gives Frontier the flexibility to broaden the scope and quality of its own competitive service offerings.

     As a result of the Open Market Plan, two new companies were formed from the Rochester, New York local exchange operations. RTC is a provider of basic network services.
The second company, FCR, is a retail provider of telecommunications services. RTC and FCR are subsidiaries of the Company, which became an unregulated parent holding company. This configuration has been established to better meet the current and emerging competition in the marketplace. The holding company structure also provides the flexibility for the Company to continue the acquisition and diversification efforts that are necessary for its long-term growth.

     FCR is a lightly regulated, full service telecommunications company which provides a broad array of integrated services including local, long distance, cellular and equipment. In addition, FCR is able to package the network elements purchased from RTC and others with services such as flat rate local, measured rate, Centrex and ISDN. FCR has the flexibility to price and introduce new services as necessary to compete.

     RTC is the more heavily regulated company which sells basic network services such as access to the network and transport between switching offices. These services are sold to FCR and all other telecommunications providers on a nondiscriminatory basis. These other telecommunications providers may then package services for resale to local customers. RTC also continues to provide retail services directly to individual customers, except for Centrex and high capacity private lines which it offers only on a wholesale basis.

     Management believes there are significant market and business opportunities associated with the Company's Open Market Plan. However, there are also uncertainties associated with the Plan. In the Company's opinion, the most significant issues relate to increased competition in the Rochester, New York market, the risk inherent in the Rate Stabilization Plan incorporated in the Open Market Plan

Agreement and the potential diversification risk.
Additional details about these risks can be found in Management's Discussion of Results of Operations and
Analysis of Financial Condition in Exhibit No. 13.

     On October 3, 1995, AT&T Communications of New York filed a formal complaint with the NYSPSC requesting changes to the Open Market Plan. AT&T asked the NYSPSC to reduce RTC's wholesale rates to resellers by increasing the "wholesale discount" (the margin between wholesale and retail rates) for most services from 5% to 35%. AT&T also complained about other rates and about the terms and conditions of the provisioning of service to resellers.
This is believed to be similar to AT&T's initiatives in other states. The NYSPSC considered AT&T's petition in December, 1995. The NYSPSC's comments indicated a desire for RTC and AT&T to meet first to discuss their differences, with a formal proceeding to follow. On February 2, 1996, the NYSPSC issued an order reconvening the parties to the Open Market Plan, to consider access to electronic systems, the existing wholesale/retail rate differential, the usage surcharge for residential service and information availability. Rochester Telephone filed a response in early March addressing each of the claims made by AT&T.
Management cannot now predict the ultimate result.

Wireless Communications Services
--------------------------------
     From 1985 to mid 1994, the Company provided cellular service in the Rochester Metropolitan Statistical Area ("MSA"), which has a population of approximately one million, in a partnership with ALLTEL Corporation. Frontier had an 85 percent interest in this partnership. In July 1994, the Company and Bell Atlantic/NYNEX Mobile formed a 50/50 joint venture and the Rochester MSA was contributed to the Upstate Cellular Network ("UCN" or the "Supersystem").
A Frontier subsidiary is the managing partner of that cellular "Supersystem" which provides service in much of upstate New York. The Supersystem provides the Company a larger geographic footprint than it would otherwise have. The greater concentration of customers resulting from the Supersystem's formation enables the Company to take advantage of the efficiencies normally inherent with increased economies of scale. The UCN provides seamless cellular service to a population of approximately 5 million potential subscribers in upstate New York. Since the formation of the joint venture the results of the UCN are reported under the equity method of accounting and the Company's share of the joint venture earnings are reported in the Other Income category. The Company also manages a cellular system in Alabama, in which it has a 70% interest, with over 260,000 potential subscribers, and in Minnesota, in which the Company acquired a 100% interest in late March 1995, which has over 227,000 potential subscribers. In addition, the Company has investments in wireless properties elsewhere in New York State and in Georgia, Illinois, Iowa, and Wisconsin.

     Despite intense price competition throughout its operation, the Company's cellular business has remained profitable since its first full year of service. This business has consistently increased its subscriber base while maintaining an efficient cost structure. With the formation of the Supersystem and the corresponding increase in the geographic scope of the Company's cellular reach, the Company's wireless business has remained profitable. Nevertheless, price competition remains strong within all the Company's operating areas.

     Cellular companies compete principally on the basis of network quality, customer service, price and coverage area. Each market currently has at least two cellular providers, and the Company's chief competition in each market is from the other cellular licensee in that market. In some markets additional entities resell cellular service and compete with the holders of cellular licenses. The Company believes that its technological expertise, emphasis on customer service and development of new products and services make it a strong competitor.

     Several recent FCC initiatives indicate that the Company is likely to face more wireless competition in the future. The FCC has licensed specialized mobile radio ("SMR") system operators to construct digital mobile communications systems on existing SMR frequencies in many metropolitan areas throughout the United States. In addition, the FCC has allocated radio frequency spectrum for Personal Communication Services ("PCS"). The FCC's decision has resulted in six additional wireless licenses in each market: three 30 Mhz blocks and three 10 Mhz blocks. (By comparison, the two cellular carriers in each market currently have 25 Mhz of spectrum each.) The first two 30Mhz licenses were awarded in March 1995 through an auction. The third 30 Mhz license is now being auctioned. Dates have not been announced for the auction of the remaining three 10 Mhz licenses. The Company continues to evaluate the merits of additional involvement in wireless communications, but has elected, thus far, not to participate in the bidding for PCS licenses.

             Cellular Property Ownership Table

     The Company owned or was under contract to purchase the following cellular properties as of December 31, 1995:


                  1995                          Pending    Pending
               Estimated   Ownership Adjusted   Ownership  Adjusted
Market         Population  Interest  Population Interest   Population
------         ----------  --------  ---------- --------   ----------
New York
Buffalo        1,205,000    50.00%    603,000     50.00%    603,000
Rochester      1,033,000    42.50%    439,000     42.50%    439,000
Syracuse         687,000    27.50%    189,000     27.50%    189,000
Utica-Rome       323,000    50.00%    162,000     50.00%    162,000
NY RSA #1        259,000    20.00%     52,000     20.00%     52,000
NY RSA #2        237,000    21.43%     51,000     21.43%     51,000
NY RSA #3        492,000    22.50%    111,000     77.50%    381,000
NY RSA #4        364,000    27.00%     98,000     27.00%     98,000
Binghamton       309,000    24.00%     74,000     32.50%    100,000
Elmira            96,000     0.00%          0     50.00%     48,000


              ----------            ---------             ---------
Total UCN
Markets        5,005,000            1,779,000             2,123,000
               ---------            ---------             ---------
Pennsylvania
PA RSA #3, B2     58,000     0.00%          0     13.89%      8,000
PA RSA #4, B2     65,000     0.00%          0     16.67%     11,000

Alabama
AL RSA #4        141,000    69.54%     98,000     69.54%     98,000
AL RSA #6        119,000    69.54%     83,000     69.54%     83,000

Minnesota
Minnesota
 RSA #10         227,000    100.0%    227,000    100.00%    227,000

Minority Interests
Orange County,
 NY MSA          322,000    15.00%     48,000     15.00%     48,000
Poughkeepsie,
 NY MSA          265,000    15.00%     40,000     15.00%     40,000
Des Moines,
 IA MSA          413,000     4.00%     17,000      4.00%     17,000
GA RSA #3        207,000    25.00%     52,000     25.00%     52,000
IL RSA #2        256,000     6.67%     17,000      6.67%     17,000
IL RSA #3        204,000     6.38%     13,000      6.38%     13,000
Wisconsin
 RSA #8          228,000     2.00%      5,000      2.00%      5,000
               ---------            ---------             ---------
Total......    7,510,000            2,379,000             2,742,000


For each market listed above, the number in the "Adjusted Population" column represents an estimate of the Company's proportionate share of the number of potential cellular customers in such market as of December 31, 1995 and is calculated by multiplying the 1995 estimated population of such market by the Company's ownership interest in the cellular system serving that market as of such date. Similarly, the number in the "Pending Adjusted Population" column represents an estimate of the Company's proportionate share of the number of potential cellular customers in each such market as of December 31, 1995, and is calculated by multiplying the 1995 estimated population of such market by the Company's ownership interest in the cellular system serving that market, assuming completion of proposed or pending transactions.

Corporate Operations and Other
------------------------------
     Corporate Operations comprise the expenses traditionally associated with a holding company, including executive and board of directors expenses, corporate finance and treasury, investor relations, corporate communications, corporate planning, legal services and business development. The Other category is comprised primarily of Frontier Network Systems ("FNS") and the Company's information services subsidiary ("Frontier Information Technologies") which services much of the Company's operations.

     FNS (previously Rotelcom Inc.), was established in

1978. It markets and services a wide range of telecommunications and data equipment for mid- to large-size business customers, and competes directly with other interconnect vendors that market telephone systems to businesses and other enterprises. FNS's product line includes: private branch exchanges ("PBXs") from Siemens/ROLM and Northern Telecom; data communications equipment from leading manufacturers including Dowty and Newbridge; and videoconferencing equipment from PictureTel. Product lines purchased by FNS from its two largest suppliers, Siemens/ROLM and Northern Telecom, account for more than a majority of its purchases from suppliers. The Company believes FNS's relationships with its various suppliers is good. All of FNS's customers are located in New York State.

Legislative and Regulatory Matters
----------------------------------
     Each of Frontier's local telephone service companies is regulated by the public utility regulatory agency of the state in which that company provides local telephone service and by the FCC. The respective states are listed on the Access Line Table on page 10. The competitive evolution of the telecommunications industry has resulted in a more fluid regulatory framework than was in place historically. In general, state regulatory agencies exercise authority over the prices charged for the provision of local telephone service and for intrastate long distance service, and over the quality of service provided, the issuance of securities, the construction of facilities and other matters. Each of the Company's long distance and wireless companies may be regulated to a limited extent by the public utility regulatory agency of the state in which each is providing service. The Company's long distance and wireless service providers are also subject to FCC jurisdiction. However, the Company's Wireless Communications Operations are no longer subject to rate regulation at the Federal or State level.

(a) Telecommunications Act of 1996. On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "Act"). The Act substantially revised the Communications Act of 1934. The Act has particular relevance to the Company in three areas. First, the Act creates a duty on the part of the Company to interconnect its networks with those of its competitors and, in particular, creates a duty on the part of the Company's local exchange operations to negotiate in good faith the terms and conditions of such interconnection. The Act requires the FCC to establish the rules governing the terms and conditions of such interconnection within six months of its enactment.

     Second, the Act contains a number of provisions that reduce barriers to entry and promote competition in a variety of telecommunications markets, including both long distance and local exchange operations. As a part of this effort, the Act provides a framework under which the Bell companies may enter the interexchange communications business from which they were barred under the terms of the

1982 AT&T Consent Decree. Under the framework of the Act, a Bell company may provide long distance services in the states where it provides telephone service upon a showing to the affected state regulatory authority and to the FCC that:
(a) it faces competition for local telephone service from at least one facilities-based competitor; and (b) that it satisfies a fourteen point checklist that would purport to show that the affected Bell company's local exchange operations are open to competition. The Act establishes deadlines within which both the affected state regulatory agency and the FCC must act upon applications filed by a Bell company to enter the long distance business. The Bell companies can provide long distance services immediately in other states, and also with certain restrictions, cellular, video and incidental services.

     Third, although the Act generally prohibits long distance companies from marketing their services jointly with local telephone services provided by a Bell company (at least until that Bell company is permitted to enter the long distance business), it contains an exception for companies that serve less than five percent of the nation's presubscribed access lines, such as the Company. Thus, the Act permits the Company to continue to market its long distance services jointly with local telephone services whether provided by the Company or provided by a Bell or non-affiliated company.

(b) State Proceedings -- General. A number of states in which the Company has local or long distance operations are conducting proceedings related to the ground rules under which carriers may operate in an increasingly competitive environment. Among the issues that the regulatory agencies are examining include unbundling and interconnection, dialing parity for intra-LATA (or short-haul) toll traffic, number portability, resale of local exchange service and universal service. The Act has begun to have an effect on the timing and outcome of proceedings in many states, as State Commissions have begun to review their actions in light of the Act. The Company cannot, at this time, predict how these proceedings will ultimately be resolved, nor when a decision will be forthcoming.

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

(d) Royalty Proceeding. In 1984, the NYSPSC initiated a proceeding to investigate the issue of whether the Company's competitive subsidiaries should pay a royalty to the Rochester, New York local telephone service provider primarily for the alleged intangible benefits received from the use of the Rochester Telephone name and reputation. Under the Open Market Plan Agreement, the NYSPSC will not impute a royalty on either the Company or on Rochester Telephone Corp. during the term of the Rate Stabilization Plan, which was a component of the Open Market Plan or any prior period, subject to certain limited exceptions. After the termination of the Rate Period, however, the NYSPSC may impute a royalty for the period beginning on the termination date, subject to the outcome of any litigation regarding the royalty. On October 31, 1995, the New York Court of Appeals affirmed the NYSPSC's and the Appellate Division's determinations that, as a matter of general ratemaking authority, the NYSPSC possesses the authority to impose a royalty. The decision of the Court of Appeals anticipates that there will be subsequent challenges to royalties imposed by the NYSPSC in specific circumstances. This proceeding remains unresolved for the period after December 31, 2001, and is discussed in more detail in Item 3, Legal Proceedings.


(e) FAS 106. The Company adopted Financial Accounting Standards Board Statement 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." It had previously adopted FAS 87, "Employers' Accounting for Pension Benefits." For the Rochester company, the accumulated postretirement benefit obligation as of December 31, 1995 was approximately $76.9 million, and the projected pension benefit obligation was approximately $88.1 million. The Company elected to defer the recognition of the accrued Transition Benefit Obligation over a period of twenty years. Each state regulatory agency may treat these obligations differently in the rate-making process. On September 7, 1993, the NYSPSC issued its Statement of Policy and Order concerning postretirement benefit and pension accounting.

     The FCC originally suspended the Company's petition to include the incremental costs associated with adopting FAS 106 in its 1993 price cap filing. The Company, along with all other local exchange carriers (LECs) subject to price cap regulation, filed an appeal of the FCC's ruling with the United States Court of Appeals. In the court's decision, dated July 12, 1994, the FCC's original order was vacated and the FCC was ordered to reconsider the merits of the LECs' request for exogenous cost treatment under the price cap rules. The FCC has reopened its investigation of the carriers' filings. The Company is evaluating its options in light of the Court's decision and cannot predict the final outcome of the FCC's investigation.

(f) Open Market Plan. The Company filed a petition in February 1993 with the NYSPSC in which the Company requested approval to reorganize the corporation. This Open Market Plan, which was implemented effective January 1, 1995, is discussed in more detail on pages 11 through 13.

Competition
-----------
     The telecommunications industry has experienced a significant increase in competition in recent years.
Factors such as technological advancement and a more fluid regulatory framework have encouraged competition. Frontier is intent on taking advantage of the various business opportunities which competition provides in the markets where it operates. The Open Market Plan, described in more detail at pages 11 through 13, is one way in which the Company is proactively meeting competition. The Company is also addressing competition by focusing on improved customer satisfaction, developing and offering new products and services, providing integrated communications services, and by reducing its cost base and becoming more efficient.

(a) Long Distance Communications Services. Competition is based upon pricing, customer service, network and service quality and value-added services. The Company views the long distance industry as a three tiered industry which is dominated on a volume basis by the nation's three largest long distance providers: American Telephone and Telegraph Company ("AT&T"), MCI Telecommunications Corporation ("MCI"), and Sprint Communications, Inc. ("Sprint"). AT&T, MCI and Sprint generate an aggregate of approximately 85% of the nation's long distance revenue of $70 to $75 billion. Frontier is positioned in the second tier with three other companies with annual revenues of $600 million to $4 billion each. The third tier consists of more than 300 companies with annual revenues of less than $600 million each, the majority below $50 million each. The Company targets small- and medium-sized commercial customers with $100 to $50,000 in monthly long distance volume and seeks to provide the same focus and attention to customer service that compares favorably with what AT&T, MCI and Sprint offer to large commercial customers. Frontier is one of the few long distance companies with the ability to offer high quality value-added services to small- and medium-size commercial customers on a nationwide basis. A number of the Company's competitors are primarily regional in nature, limited by the size of their transmission systems or dependent on other parties for their billing services and product offerings.

     Generally, the current trend is toward decreased regulation for both the Company and its competitors.
Regulatory trends had, and may have in the future, both positive and negative effects upon the Company. For example, more markets are opening up to the Company, as state regulators allow Frontier to compete in markets from which it was previously barred. On the other hand, the largest competitor, AT&T, has gained increased pricing flexibility over the years, allowing it to price its services more aggressively. Likewise, costs for access to local networks have declined in recent years, but this has triggered more demand for long distance services, including those provided by Frontier.

     A comprehensive revision of the Communications Act of

1934 was signed into law on February 8, 1996. It eliminates a number of barriers to competition across the industry and will lead to additional changes in the industry's structure. Significantly, the law will allow the Regional Bell Operating Companies ("RBOCs") to compete in the long distance market within their regions in exchange for opening their local markets to competition. Some of the RBOCs have already taken steps to enter the long distance business outside their region, and have announced plans to meet the requirements to offer long distance services within their region. See the discussion on the Telecommunications Act on page 16.

     The Company recognizes the need to grow to be able to compete effectively in the changing telecommunications industry and to avail itself of greater economies of scale and scope in its transport and local access requirements and in its back office operations. For this reason, Frontier began to expand its long distance business through acquisition of long distance businesses (see pages 3 and 4 for 1995 acquisitions). These acquisitions have expanded the Company to a national scope which will enhance the Company's ability to compete effectively in the long distance business.

(b) Local Communications Services. The market for equipment connected to common carrier networks is now fully competitive. The Company faces many competitors in the provision of equipment and facilities used in connection with its local exchange networks. The market for the provision of local services itself is now competitive in Rochester, New York as a result of the Open Market Plan, and the Act is likely to result in significantly greater competition in other markets. The Open Market Plan enables customers to choose their local telephone service company and will potentially provide them a broader selection of products, services and prices. It gives the Company greater flexibility to broaden the scope and quality of its own competitive offerings. In the Rochester market, competitors who have stated they will enter or have actually entered the local exchange market include Time Warner Communications ("Time Warner") and AT&T. See the discussion on the Open Market Plan on pages 11 through 13 and Regulatory Matters on pages 15 through 18.

     Although competitive providers of basic local exchange service are not expected to be active for the near future in the Company's smaller rural properties, basic local exchange service competition is occurring today in the Rochester, New York marketplace. For example, MFS Telecom, Inc. ("MFS") and Time Warner are alternative local exchange service providers in Rochester. AT&T is also remarketing local exchange service in the Rochester, New York marketplace as a reseller of RTC's services, as is Frontier's subsidiary, FCR. The Company is unaware of the exact market share of the local exchange market that MFS, Time Warner, AT&T and FCR account for in the Rochester, New York service area.

     Long distance companies largely access their end user
customers through interconnection with local telephone
companies. These long distance companies pay access fees to
the local telephone companies for this service.   The
provision of access services is considered to be competitive, and the Company has responded with price changes that meet the demands in its individual market areas.

     Competitive Access Providers (CAPs) are companies which provide alternative transmission services and provide access services to local exchange and long distance companies.
CAPs compete with traditional local exchange companies. Currently, MFS, ACC and Time Warner are the primary CAPs active in the Rochester, New York area. No significant CAPs are believed to be active in any of the Company's other properties.

(c) Wireless Communications Services. The Company is the managing partner of the UCN, which is a partnership with Bell Atlantic/NYNEX Mobile. The partnership operates cellular systems in central and western New York State. Frontier also manages, through subsidiaries, cellular properties in Alabama and Minnesota and has investments in other cellular properties. See the Cellular Property Ownership Table at page 14 for a listing of the various cellular properties which the Company manages or in which it has investment interests.

     Cellular systems generally have at least one competitor in each market. For example, in the Rochester, New York MSA, the other cellular system is Genesee Telephone Company ("GTC") which does business as Cellular One. In 1994, Southwestern Bell acquired a controlling interest in GTC. Additionally, Time Warner has recently begun to resell cellular service in the Rochester, New York MSA using the UCN's facilities and services. In the cellular industry, competitive characteristics include the geographic coverage area, transmission clarity and the price of the service offerings. The Company believes that the transmission quality of its systems is generally comparable to or better than the quality of its competitor in each market. The Company also competes through pricing packages which provide certain benefits to customers. For example, one pricing package provides significantly reduced roaming rates throughout most of upstate New York. In addition, the Company's strong geographical service coverage of much of the upstate New York area makes the Company a strong competitor. This coverage, which includes handheld level service in downtown Rochester and in most of its major commuting areas, is believed to be comparable or superior to the coverage of its competitors. Because the Company does not have information regarding its competitors' customer bases, the Company is unable to calculate any specific assessment of its market share in its various markets.

     The Company believes that additional competition for wireless services will come from PCS providers. AT&T, Sprint and OmniPoint have acquired licenses to provide wireless service in the Company's upstate New York markets.
The Company believes these services will begin operation in 1997.

     In addition to the UCN, the Company has partnership interests in various other MSAs and RSAs (Rural Service Areas.) See the "Cellular Property Ownership Table" on page 14 for a list of the Company's cellular ownership interests and the estimated population in each of the indicated cellular markets. Although in the future the Company may divest itself of selected cellular properties, the Company will continue to seek cellular service growth and expansion. See also the discussion of the Upstate Cellular Network on pages 13 through 15.

Environmental and Other Matters
-------------------------------
     Except for site specific issues, environmental issues tend to impact members of the telecommunications industry
in consistent ways.   The Environmental Protection Agency
("EPA") and other agencies regulate a number of chemicals and substances that may be present in facilities used in the provision of telecommunications service. These include preservatives in some wood poles, asbestos in certain underground duct systems and lead in some cable sheathing. Some components of the Company's network may include one or more of these substances. The Company believes that in their present uses, any such facilities of the Company pose no significant environmental or health risk that derives from EPA regulated substances. If EPA regulation of any such substance is increased, or if any facilities are disturbed or modified in such a way as to require removal, special handling, storage and disposal may be required for any such facilities removed from use. At this time the Company is not subject to any environmental litigation that requires disclosure, except as set out in Item 3, Legal Proceedings.

Employees and Labor Relations
-----------------------------
     As of December 31, 1995, the Company had 7,837 employees, of which 2,959 were employees of Local
Communications Services, 4,203 were employees of Long
Distance Communications Services, and 675 were employees of other operations. At the Rochester, New York Operating
Company, 720 clerical and service workers were represented by the Rochester Telephone Workers Association ("RTWA") and
728 craft and clerical employees were represented by the Communications Workers of America ("CWA"), Local 1170.

     Under the current three-year contract between Rochester Telephone Corp. and the RTWA, bargaining unit employees received a 2.0 percent general increase, effective August 12, 1994. On February 12, 1995 and February 18, 1996 they received a 1.0 percent general increase. The contract provides that they will receive the same amount of increase on February 16, 1997. The RTWA contract will expire on August 12, 1997.

     The CWA contract expired on January 31, 1996.
Bargaining for a new contract has been underway for some time. To date, no new agreement has been reached.

     The International Brotherhood of Electrical Workers ("IBEW"), Local 503, represents 162 employees at Frontier Communications of New York, 15 employees at Frontier Communications of Sylvan Lake (through Local 320) and 11 employees at Frontier Communications of AuSable Valley (through Local 2176). On May 25, 1993, Frontier Communications of New York and the IBEW entered into a contract which expires February 13, 1997, and provides for an increase of 3.85% in September 1993, 4.0% in September 1994, 4.0% in September 1995, and no increase thereafter until the contract is renegotiated. On September 29, 1992, Sylvan Lake and the IBEW entered into a three-year contract extension which provides for an increase of 3.0% in November 1993, 3.5% in November 1994, and 5.0% in November 1995. On May 11, 1995, AuSable Valley and the IBEW entered into a three year contract which provides for an increase of 3.25% percent effective May 1995, 3.5% in May 1996, and 3.75% in May 1997.

     The IBEW, Local 1106, represents 21 employees of Frontier Communications of Michigan. On October 9, 1994, they entered into a three year contract which granted bargaining unit employees a 3.0% increase in October 1994, a 3.0% increase in October 1995, a 2.5% increase in October 1996 and a 2.25% increase in October 1997. This contract will expire October 8, 1997. The IBEW, Local 51, represents 7 employees at Frontier Communications - Midland, 5 employees at Frontier Communications of Illinois, 1 employee at Frontier Communications - Lakeside, 1 employee at Frontier Communications-Prairie, and 4 employees at Frontier Communications of Mt. Pulaski. On November 1, 1994, each of these companies entered into three-year contracts with the IBEW that provided for a $.60 per hour wage increase on November 1, 1994, a $.55 per hour wage increase on November 1, 1995, and a $.50 per hour wage increase on November 1, 1996.

     The CWA, Local 7270, represents 177 employees at Frontier Communications of Minnesota. On June 21, 1993, Frontier Communications of Minnesota and the CWA entered into a three-year contract which provided for a wage increase of 2.0% in June 1994, and 2.0% in June 1995. In addition, "gain share" awards of 2.0% and 2.6% were given in June, 1994 and June, 1995, respectively, based upon the performance of the Frontier Communications of Minnesota telephone operation. The contract expires June 21, 1996. The CWA, Local 7171, represents 75 employees at Frontier Communications of Iowa. On May 1, 1993, Frontier Communications of Iowa and the CWA entered into a three-year contract which provided for wage increases of 2.0% in May 1994, and 2.0% in May 1995. In addition, "gain share" awards of 2.0% and 2.6% were given in May, 1994 and May, 1995, respectively, based upon the performance of the Frontier Communications of Iowa telephone operation. The contract expires April 30, 1996.

ITEM 2.   PROPERTIES

     The Company's local exchange service providers own telephone property in their respective operating territories which includes: connecting lines between customers' premises and the central offices; central office switching equipment; buildings, land and miscellaneous property; and customer premise equipment.

     The connecting lines include aerial and underground cable, conduit, poles, wires and microwave equipment. These facilities are located on public streets and highways or on privately owned land. The Company has permission to use these lands pursuant to local governmental consent or lease, permit, easement or other agreement.

     The central office switching equipment includes digital switches and peripheral equipment.

     The Company owns or leases the land and buildings in which its central offices, warehouse space, office and traffic headquarters are located. Frontier Corporation's headquarters are located in a leased seven story building at 180 South Clinton Avenue, Rochester, New York. The lease expires in 2003 and is renewable for two successive ten year periods.

     The Company's Long Distance Operation owns property which includes: fiber optic and copper cable, switching equipment, microwave equipment, real estate and miscellaneous office and work equipment. The Company's Long
Distance Operation also leases facilities or transmission capacity from other carriers. The Company's wireless service providers own switching equipment, cell site towers and other site equipment, and miscellaneous office and work equipment. These providers also lease or own the real estate on which the cell site towers are located.

ITEM 3.   LEGAL PROCEEDINGS

     On June 11, 1992, a group of corporate plaintiffs consisting of Cooper Industries, Inc.; Keystone Consolidated Industries, Inc.; The Monarch Machine Tool Company; Niagara Mohawk Corporation and Overhead Door Corporation commenced an action in the United States District Court for the Northern District of New York seeking contribution from fifteen corporate defendants, including Rotelcom Inc., a wholly-owned subsidiary of the registrant held through intervening subsidiaries (now named Frontier Network Systems, Inc. or FNS). The plaintiffs seek environmental "response costs" in the approximate amount of $1.5 million incurred by the plaintiffs pursuant to a consent decree entered into by plaintiffs with the United States Environmental Protection Agency (the "EPA"). Two additional defendants were named in 1994. In addition to FNS, the current defendants are: Agway, Inc.; BMC Industries, Inc.; Borg-Warner Corporation; Elf Atochem North America, Inc.; Mack Trucks, Inc.; Motor Transportation Services, Inc.; Pall Trinity Micro Corporation; The Raymond Corporation; Redding-Hunter, Inc.; Smith Corona Corporation; Sola Basic Industries, Inc.; Wilson Sporting Goods Company; Phillip A. Rosen; Harvey M. Rosen; City of Cortland and New York State Electric & Gas Corporation.

     The consent decree concerned the clean-up of an environmental Superfund site located in Cortland, New York. It is alleged that the corporate defendants disposed of hazardous substances at the site and are therefore liable under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The Company is anticipating that a final Record of Decision ("ROD") will be issued by the EPA and will prescribe the remediation requirements for the site. The aggregate amount of remediation costs to be incurred by the plaintiffs will be based on the requirements of the ROD. The total cost of remediation at the site is uncertain, although estimates have recently ranged from $25 million and $100 million. There has been no allocation of liability as among or between the plaintiffs or defendants. The extent to which plaintiffs can recover any of these costs from the defendants, including FNS, will be determined at trial. The litigation has been delayed by the bankruptcy filing of one of the defendants. FNS has been vigorously defending this lawsuit. The Company believes that it will ultimately be successful, but it is unable to predict the outcome with any certainty at this time.

     In its Opinion and Order in Case 87-C-8959, issued July 6, 1993, the NYSPSC, by a three-to-two vote, imposed a royalty upon the Company in the amount of two percent of the total capitalization of the Company's unregulated operations. The NYSPSC justified the royalty on two grounds: first, that ratepayers are entitled to protection from potential cost misallocations and increased risk that accompany diversification of the Company's basic telephone business; and second, that the Company's unregulated operations benefit from their use of the Rochester name and reputation. At the time of the NYSPSC decision, the Company estimated the potential impact in the range of $2 million per year. The royalty, if implemented, would be an imputation against the Rochester, New York operating company's revenue requirement from regulated intrastate operations.

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

     From February 1994 to October 1995, a total of nine complaints were filed in Hennepin County (Minnesota) District Court by various former shareowners of ASI. Included among the defendants are ASI, its former principal shareowners Steven Simon and James Weinert, ASI legal counsel and Frontier. Class action status has been sought in two suits; no class has yet been certified. These suits allege generally that Simon and Weinert, with and through ASI, embarked upon a scheme to gain control of ASI and acquire all of its stock through common law fraud, breach of fiduciary duty and certain violations of the Minnesota Business Corporation Act. This Act requires shareowners in a closely held corporation to act fairly to one another and refrain from misappropriation. Some of the complaints assert shareowner derivative rights. The one complaint that names Frontier alleges that Frontier holds the ASI stock and that it should be found to control certain Frontier stock that was issued to Messrs. Simon and Weinert in Frontier's acquisition of ASI in trust for the benefit of the plaintiffs.

     Although it is too early to determine the outcome of these suits, Frontier, ASI and the other defendants each are contesting the claims asserted, and the parties have had discussions to resolve the litigation. To date, no settlement has been reached. In connection with the acquisition of ASI by Frontier, Simon and Weinert agreed to indemnify the Company for these claims.

     On April 10 and 11, 1995, three lawsuits were commenced against ALC as a result of its announced merger with the Company. In two of those actions, each filed in the Court of Chancery of the State of Delaware, in and for New Castle County by Martin Mayers and Mordecai Cohen, respectively, Frontier was named as a defendant, although it has not yet been served with process. The lawsuits purport to be class actions brought on behalf of all ALC stockholders against ALC and its directors. Among other things, the complaints sought to enjoin the business combination and/or to obtain an award of damages. On June 9, 1995, the Delaware Court entered an order consolidating the three cases for all purposes. Under the terms of that order, Mayers v. Irwin, et al., C.A. No. 14196 is designated as the consolidated complaint and the defendants are required to respond to the consolidated complaint. On July 10, 1995, ALC and its directors answered the consolidated complaint. The Company believes these actions to be without merit and will defend vigorously the claims asserted in the consolidated suit. To date, only cursory discovery has been conducted.

     On July 12, 1995, a Complaint was filed by Christopher
E. Edgecomb, a former officer, director and employee of WCT, against Frontier, WCT, WCT's then President, Michael Coghill, a Frontier Corporation employee, and fifty unidentified additional defendants, in the California Superior Court for Santa Barbara. Edgecomb alleged that Frontier and WCT violated the terms of a non-compete agreement, executed by Edgecomb, by failing to make payments to Edgecomb in accordance with the agreement. Edgecomb has also alleged that the defendants violated an implied duty of good faith and fair dealing in the agreement and engaged in unfair competition in violation of California law. In addition, the complaint alleges that the defendants slandered Edgecomb. The complaint sought rescission of the non-compete agreement, compensatory damages in excess of $80 million, punitive damages, injunctive relief restraining further unfair competition, court costs and attorneys' fees. The case was settled on March 5, 1996. Terms of the settlement are confidential, but management views them as not material.

       The Regulatory Matters discussion in management's discussion of business in Part 1, Item 1, on pages 15 through 18 is incorporated herein by reference.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

     None
                           PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED SECURITY MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange (Symbol - FRO). A stock split in the form of a 100 per cent stock dividend was effected during 1994. The information in the table below is adjusted to reflect the
effects of that stock split.    The historical information
has been restated accordingly for the acquisitions of ALC and ASI.
The specific information required by this item is as follows:

                                           1995               1994              1993
                                        -----------       -----------       ------------
                        Quarter         High   Low        High   Low        High    Low
                        -------         -----------       -----------       ------------
Highest and lowest
market prices
for the                   1st          $23.38 $19.25     $22.44 $20.25     $19.44 $17.32
stock by quarter:         2nd           24.13  19.63      25.25  20.81      21.75  18.25
                          3rd           28.63  23.75      24.75  21.63      24.38  20.50
                          4th           30.00  25.50      24.63  20.50      25.13  21.69

Common stock              1st            $ .2075            $ .2025         $  .1975
dividends declared        2nd              .2075              .2025            .1975
per share:                3rd              .2075              .2025            .1975
                          4th              .2125              .2075            .2025

Total Dividends per Year                  $.8350            $ .8150          $ .7950

Number of Shareowners
  (at December 31)
     Individuals                          26,184             24,128           22,313
     Brokers, nominees
     and institutions                        453                480              527
                                          ------             ------           ------
     Total Shareowners                    26,637             24,608            22,840

     On March 6, 1996, the closing price for the Company's stock was $30.38 per share as published in the Wall Street

Journal.


ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item should be read in conjunction with the consolidated financial statements and related notes included in Item 14 contained herein, and is as follows (in thousands, except per share data):


                       1995        1994        1993       1992       1991
                       ----        ----        ----       ----       ----
Net Revenues       $2,143,691   $1,667,545  $1,437,448 $1,252,244 $1,120,375
Income from Continuing
 Operations (before
 Extraordinary Items and
 Cumulative Effect of
 Changes in Accounting
 Principles)       $   144,768  $  187,254  $  128,644 $  107,025 $   80,187
Consolidated Net
 Income            $    22,083  $  180,057  $  121,154 $  105,953 $   86,574

Earnings per Common Share:
 Income before Extraordinary
 Items and Cumulative
 Effect of Changes in
 Accounting
 Principle            $   .89       $ 1.16   $     .83    $   .75    $   .59
Extraordinary Items   $  (.75)         ---   $    (.05)   $  (.01)   $   .05
Cumulative Effect
 of Changes in
 Accounting
 Principles           $  (.01)     $  (.04)       ---        ---        ---
Earnings per Common
 Share-Primary        $   .13      $  1.12   $    .78     $  .74     $   .64
Earnings per Common
 Share-Fully Diluted  $   .13      $  1.12   $    .78     $  .74     $   .64
Cash Dividends
 Declared per
 Common Share          $0.835       $0.815    $0 .795     $0.775      $0.755

Total Assets       $2,108,592   $2,060,794 $1,721,545 $1,679,743  $1,661,019

Long-Term Debt     $  618,867   $  661,549 $  581,707 $  604,157  $  636,099


ITEM 7.   MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
          AND ANALYSIS OF FINANCIAL CONDITION

     The information required by this item is presented in pages 18 through 24 of the Company's 1995 Annual Report to
Shareowners which is Exhibit 13 to this Form 10-K, and is incorporated by reference into this Item 7.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of Price Waterhouse LLP, dated January
22, 1996, is presented on pages 25 through 41 of the Company's 1995 Annual Report to Shareowners, which is

Exhibit 13 to this Form 10-K and is incorporated by reference into this Item 8.


ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

     Based upon the recommendation of the Audit Committee of the Board of Directors, the Board on January 22, 1996 approved the retention of Price Waterhouse LLP as the independent accountant for the Company and its significant subsidiary, Frontier Communications Services Inc. (formerly "Allnet Communication Services, Inc.") ("Allnet") for fiscal year 1996. This prospective change in Allnet's auditing firm from Ernst & Young LLP is due to the merger between ALC, the parent corporation of Allnet, and the Company, effective on August 16, 1995.

     Prior to the merger, Ernst & Young LLP served as independent accountants for ALC; Price Waterhouse LLP served as the Company's independent accountants. Since the Company is the parent corporation of ALC as a result of the merger, the Company's Audit Committee considered it appropriate to engage Price Waterhouse LLP rather than Ernst & Young LLP as independent accountants.

     The reports of Ernst & Young LLP on ALC's financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles.

     During ALC's two most recent fiscal years and through January 22, 1996, there were no disagreements between ALC and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors
---------
     The information required by this item for the Directors of Frontier Corporation is presented on pages 3 and 4 of the definitive proxy statement provided to shareowners on or about March 11, 1996 in connection with the Annual Meeting of Shareowners to be held April 24, 1996, which is Exhibit 99 to this Form 10-K and is incorporated by reference into this Item 10. Exhibit 99 consists of the Notice of Meeting plus material located at pages 1 through 18 of the Company's Proxy Statement for the April 24, 1996 Annual Meeting of Shareowners.


Executive Officers
------------------
     Certain information is set forth below regarding the Executive Officers of the Company as of March 26, 1996.
Each Officer serves for a period of one year or until a successor is elected.

                                                Other Positions Held
 Name                      Position and         During the Past
 (Age)                     Offices Held         Five Years
-----------------          ------------         --------------------
Robert L. Barrett (54)    Executive Vice        From May 1995 to March 1996 he was
                          President and         Executive Vice President and Chief
                          President of          Technology Officer of Banc One
                          Network Systems &     Corporation/1/. From May 1991 to May
                          Services since        1995 he was President and Chief
                          March 1996            Operating Officer of Banc One
                                                Services Corporation/1/.

Kevin J. Bennis (42)      Executive Vice        From December 1994 to March 1996
                          President and         he was President and Chief Executive
                          President of Frontier Officer of the Integrated Client
                          Communications        Services Division of MCI/2/. From
                          since March 1996      February 1994 to December 1994 he
                                                was President and Chief Operating
                                                Officer of MCI/BANAMEX/2/. From
                                                July 1992 to February 1994 he was
                                                Senior Vice President of the Business
                                                Markets division of MCI. From July
                                                1988 to July 1992 he was Vice
                                                President of Sales-Northeast
                                                Division of MCI.

Ronald L. Bittner (54)    Chairman, President   From August 1995 to November 1995
                          and Chief Executive   he was Chairman and Chief Executive
                          Officer since         Officer.  From February 1992 to April
                          November 1995 and     1993, he was President  and Chief
                          For the period        Executive Officer. From May 1988
                          April 1993 to         to February 1992 he was  Executive
                          August 1995           Vice President and President-
                                                Telecommunications Group.

Jeremiah T. Carr (53)    Senior Vice President  From January 1995 to May 1995 he
                         since May 1995 and     was President and Chief Executive
                         Chairman-              Officer of Rochester Telephone Corp.,
                         Rochester Telephone    and President Telephone Group.
                         Corp.                  From November 1993 to December
                                                1994 he was Corporate Vice President
                                                and President - Telephone Group.
                                                From February 1992 to November
                                                1993 he was  Corporate Vice President
                                                and President Telephone Operations.
                                                From October 1991 to February
                                                1992 he was President of
                                                Rotelcom.  From January 1990 to
                                                October 1991 he was Vice President
                                                RCI and  Corporate Vice President
                                                General Manager-NYS, and President
                                                Rotelcom.

Joseph Enis (51)         Treasurer since        From June 1994 to December 1994
                         January 1995           he was Director of Finance.  From
                                                1992 to June 1994 he was Treasurer of
                                                National Service Industries (3).  From
                                                1984 to 1992 he was Treasurer of
                                                Cyclops Industries (4).

H. Robert Gill (59)      Senior Vice President  From 1989 to February 1996 he was
                         since December 1995    President and Chief Executive Officer
                         and President -        of ConferTech International, Inc.
                         Enhanced Products
                         Group

Dale M. Gregory (47)     Senior Vice President  From January 1995 to May 1995 he
                         since May 1995 and     was President - Frontier
                         Vice President -       Communications Group.  From
                         Network &              November 1993 to December 1994 he
                         Operations             was Corporate Vice President and
                                                President - Telecommunications Group.
                                                From February 1993 to November
                                                1993 he was

                                                Corporate Vice President and President-
                                                Network Systems and Services.  From
                                                February 1992 to February 1993 he was
                                                Corporate Vice President and
                                                President-Telecommunications
                                                Services.  From January 1991 to
                                                February 1992 he was President-RCI
                                                Network and Systems.  From March
                                                1991 to February 1992 he was also
                                                President, Dale M. Gregory
                                                Management Consultants, Inc.


Louis L. Massaro (49)   Executive Vice          From December 1994 to August 1995
                        President and Chief     he was Corporate Vice President.
                        Administrative Officer  From February 1993 to December
                        since August 1995       1994, he was Corporate Vice President
                                                and Treasurer.  From September 1991
                                                to February 1993 he was Corporate
                                                Vice President and  President-
                                                Rochester Operations.  From May
                                                1988 to September 1991 he was  Vice
                                                President- Telecommunications Group.


Marvin C. Moses  (51)  Vice Chairman            From August 1995 to November 1995,
                       And Chief Financial      he was Executive Vice President and
                       Officer since            Chief Financial Officer.  From October
                       November 1995            1988 to August 1995 he was Executive
                                                Vice President and Chief Financial
                                                Officer of ALC (5) Communications
                                                Corporation.


Richard A. Smith (45)  Controller               From June 1994 to March 1995 he was
                       since April 1995         President - Frontier Information
                                                Technologies, Inc.  From February
                                                1993 to June 1994 he was Senior Vice
                                                President - Midwest Region of
                                                Frontier's Telephone Group.  From
                                                1990 to February 1993 he was Vice
                                                President - Midwest Telephone
                                                Operations of Frontier's Telephone
                                                Group.

Josephine S. Trubek (52) Corporate Secretary    From January 1990 to April 1993 she
                         since April 1993       was General Counsel and Secretary.

(1) Banc One is one of the 10 largest bank holding companies in the U.S. Banc One Services Corporation is a subsidiary of Banc One.

(2) MCI is the 2nd largest provider of long distance services in the United States. MCI/BANAMEX is an MCI Joint Venture in Mexico.

(3) National Service Industries is a public company with businesses in lighting, textile rentals and specialty chemicals.

(4) Cyclops Industries is a public manufacturer of specialty steels and curtainwall systems.

(5) ALC Communications Corporation was the 6th largest provider of long distance services in the United States when it was acquired by the Company in August 1995.

                          PART III

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is presented on page 2 of the Company's Proxy Statement (which was provided to shareowners on or about March 11, 1996 in connection with the Annual Meeting of Shareowners to be held on April 24,
1996) under the caption "Compensation of Directors" and on pages 6 through 14 under the captions "Report of Committee on Management", "Performance Graph", "Compensation of Company Management", and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions", and is incorporated by reference into this Item 11. The Company's Proxy Statement is found at Exhibit 99 to this Form 10-K.
Exhibit 99 consists of the Notice of Meeting and material located at pages 1 through 18 of the Company's Proxy Statement for the April 24, 1996 Annual Meeting of Shareowners.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The information required by this item is presented in the "Management and Directors Stock Ownership Table" and the "Stock Ownership of Certain Beneficial Owners Table" under the caption "Stock Ownership of Management, Directors and Certain Beneficial Owners" on pages 4 through 5 of the definitive Proxy Statement for the Annual Meeting of Shareowners to be held April 24, 1996, and is incorporated by reference into this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable


                          PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
          ON FORM 8-K

(a)  1.   Index to Financial Statements

                                                            Page*
          Report of Management                               25
          Report of Audit Committee                          25
          Report of Independent Accountants                  25
          Business Segment Information                       26
          Consolidated Statements of Income                  27
          Consolidated Balance Sheets                        28
          Consolidated Statements of Cash Flows              29
          Consolidated Statements of Shareowners' Equity     30
          Notes to Consolidated Financial Statements         31-41
          Report of Ernst & Young LLP                        42**


     *Pages 25 through 41 are incorporated by reference from the indicated pages of the 1995 Annual Report to Shareowners.

     **Set forth herein.

     2.   Financial Statement Schedule for the years 1995,

          1994 and 1993:

          Report of Independent Accountants on Financial
          Statement Schedule

          Report of Ernst & Young LLP on Financial Statement
          Schedule

          Valuation and Qualifying Accounts and Reserves -
          Schedule II

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3. See Exhibit Index for list of exhibits filed with this report.

     The Registrant hereby agrees to furnish the Commission a copy of each of the Indentures or other instruments defining the rights of security holders of the long-term debt securities of the Registrant and any of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

(b)  Reports on Form 8-K

     The Company filed the following three reports during the quarter ended December 31, 1995:

     SEC Filing Date          Item No.     Financial Statements
     ---------------         ----------    --------------------
     October 5, 1995               5              None
     November 14, 1995             2,7            Yes
     November 21, 1995             5              None


     The Company filed the following reports subsequent to the quarter ended December 31, 1995 through March 26,
1996:


     January 26, 1996              4              None

     March 26, 1996                5              None

(c)  Refer to Item 14 (a) (3) above for Exhibits required by
     Item 601 of Regulation S-K.

(d)  Schedules other than set forth in response to Item 14
     (a) (2) above for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

            REPORT OF INDEPENDENT ACCOUNTANTS ON

                FINANCIAL STATEMENT SCHEDULE


To the Shareowners of
Frontier Corporation


Our audits of the consolidated financial statements referred to in our report dated January 22, 1996, appearing on page 25 of the 1995 Annual Report to Shareowners (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. We did not audit the Financial Statement Schedule of ALC Communications Corporation, a wholly owned subsidiary, which statement reflects valuation and qualifying accounts and reserves of $40,078,000, $32,692,000 and $38,874,000 at December 31, 1995, 1994 and
1993 respectively. That Financial Statement Schedule was audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for ALC Communications Corporation, is based solely on the report of the other auditors. In our opinion, based on our audits and the report of other auditors, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP
Rochester, New York
January 22, 1996

               REPORT OF INDEPENDENT AUDITORS

                FINANCIAL STATEMENT SCHEDULE


Board of Directors
ALC Communications Corporation


We have audited the financial statements of ALC
Communications Corporation (ALC) as of December 31, 1995,
1994 and 1993 for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated January 17, 1996. Our audits also included Schedule
II of ALC (not presented separately herein) which is included in the related schedule of Frontier Corporation in its Annual Report on Form 10-K for the year ended December
31, 1995. This financial statement schedule is the responsibility of ALC management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule of ALC referred to above, when considered in relation to the ALC basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Ernst & Young LLP


Ernst & Young LLP

January 17, 1996
Detroit, Michigan

FRONTIER CORPORATION
     SCHEDULE  II  - VALUATION AND QUALIFYING  ACCOUNTS  AND
     RESERVES FOR THE YEAR ENDED DECEMBER 31, 1995
     (Table 1 of 3)


In thousands of
dollars

                                  Additions
                              -----------------
                    Balance   Charged   Charged
                    at        to costs  to
                    beginning and       other                    Balance at
 Description        of year   expenses  accounts     Deductions  end of year
 -----------        --------- --------  --------     ----------  -----------

Reserve for
uncollectible
accounts            $11,407    $36,655   $24,986 (1)  $44,533 (2)   $28,515

Deferred tax asset
valuation
allowance           $28,500         $0    $7,950 (3)  $16,120       $20,330

Acquisition related
reserves                 $0   $114,239        $0      $31,090       $83,149 (4)


(1) Primarily recoveries of uncollectible accounts and balances added through acquisitions.

(2)  Uncollectible accounts written off.

(3)  Balances added through acquisitions.

(4) Included primarily in "Other liabilities" and "Property, plant and equipment" in the Consolidated Balance Sheets.

FRONTIER CORPORATION
        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS  AND
     RESERVES  FOR THE YEAR ENDED DECEMBER 31, 1994
     (Table 2 of 3)


In thousands of
dollars

                                  Additions
                             ------------------
                    Balance   Charged   Charged
                    at        to costs  to
                    beginning and       other                    Balance at
 Description        of year   expenses  accounts     Deductions  end of year
 -----------        --------- --------  --------     ----------  -----------
Reserve for
uncollectible
accounts            $9,832     $29,526   $11,084 (1)  $39,035 (2)   $11,407

Deferred tax asset
valuation
allowance          $34,900          $0        $0       $6,400       $28,500



(1) Primarily recoveries of uncollectible accounts.

(2) Uncollectible accounts written off.

FRONTIER CORPORATION
   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
   FOR THE YEAR ENDED DECEMBER 31, 1993
   (Table 3 of 3)

In thousands of
dollars


                                  Additions
                             ------------------
                    Balance   Charged   Charged
                    at        to costs  to
                    beginning and       other                    Balance at
 Description        of year   expenses  accounts     Deductions  end of year
 -----------        --------- --------  --------     ----------  -----------

Reserve for
uncollectible
accounts            $6,589   $25,885    $9,628 (1)    $32,270 (2)  $9,832

Deferred tax asset
valuation
allowance          $33,200    $1,700        $0             $0     $34,900


(1) Recoveries of uncollectible accounts.

(2) Uncollectible accounts written off.

                         SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                       FRONTIER CORPORATION
                            (Registrant)

                       By/s/Ronald L. Bittner
                            --------------------------
                            Ronald L. Bittner
                            Chairman, President and
                            Chief Executive Officer

                            Date:  March 18, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By/s/Ronald L. Bittner                 By/s/Marvin C. Moses
     -----------------                      ----------------
     Ronald L. Bittner                      Marvin C. Moses
     Chairman, President and                Vice Chairman,
     Chief Executive Officer and            Chief Financial Officer and
     Director                               Director (principal
                                            financial officer)

     Date:  March 18, 1996                  March 18, 1996

By/s/Richard A. Smith
     ----------------
     Richard A. Smith
     Controller
     (principal accounting officer)

Date:  March 18, 1996
         *                                       *
---------------------------           --------------------------
Patricia C. Barron                     Raul E. Cesan
Date:  March 18, 1996                     March 18, 1996

        *
------------------------            --------------------------
Brenda E. Edgerton                     Jairo A. Estrada
Date:  March 18, 1996                  March 18, 1996

        *                                        *
--------------------------            ---------------------------
Michael E. Faherty                     Daniel E. Gill
Date:  March 18, 1996                  March 18, 1996

        *                                       *
-------------------------             ---------------------------
Alan C. Hasselwander                   Robert J. Holland, Jr.
Date:  March 18, 1996                  March 18, 1996

        *                                       *
------------------------              ---------------------------
Douglas H. McCorkindale                Leo J. Thomas
Date:  March 18, 1996                  March 18, 1996

       *
-----------------------
Richard J. Uhl
Date:  March 18, 1996

*By/s/Josephine S. Trubek              Manually signed powers of
      -------------------              attorney for each
      Josephine  S. Trubek             Director are attached
      Attorney-in-Fact                 hereto and filed
                                       herewith pursuant to
                                       Regulation S-K
                                       Item 601(b)24 as Exhibit 24.

                      FRONTIER CORPORATION
                         EXHIBIT INDEX



Exhibit
Number  Exhibit Description             Reference
------  ------------------------        --------------
  3.1   Restated Certificate of         Filed herewith
        Incorporation dated
        January 24, 1995

  3.2   Amendment to Restated           Filed herewith
        Certificate of Incorporation
        dated April 9, 1995

  3.3   By-Laws                         Filed herewith

  4.1   Copy of Indenture between       Incorporated by reference
        the Company and Manufacturers   to Exhibit 4-12 to Form
        Hanover Trust Company,          10-K for the year ended
        Trustee, dated September 1,     December 31, 1986
        1986

  4.2   Copy of First Supplemental      Incorporated by reference
        Indenture to said Indenture,    to Exhibit 4(b) to
        made by the Company to          Registration Statement
        Manufacturers Hanover Trust     33-32035
        Company, Trustee, dated
        December 1, 1989

  4.3   Copy of 10.46% Non Negotiable   Incorporated by reference
        Convertible Debenture due       to Exhibit 4-14 to Form
        October 27, 2008 from the       10-K for the year ended
        Company to The Walters Trust    December 31, 1988

  4.4   Copy of 9% Debenture due        Incorporated by reference
        August 15, 2021                 to Exhibit 4-16 to Form
                                        10-K for the year ended
                                        December 31, 1991

  4.5   Copy of Indenture between the   Filed herewith
        Company and Chase Manhattan
        Bank, N.A. dated August 9,
        1995

                      FRONTIER CORPORATION
                         EXHIBIT INDEX


Exhibit
Number  Exhibit Description             Reference

10.1    Copy of the Restated            Incorporated by reference
        Supplemental Management         to Exhibit 10-14 to Form
        Pension Plan and Amendments     10-K for the year ended
        Nos. 1 and 2 thereto            December 31, 1990

10.2    Copy of the Restated            Incorporated by reference
        Performance Unit Plan           to Exhibit 10-15 to Form
                                        10-K for the year ended
                                        December 31, 1990

10.3    Copy of Amendment No. 1 to      Incorporated by reference
        Restated Performance Unit       to Exhibit 10-21 to Form
        Plan                            10-K for the year ended
                                        December 31, 1991

10.4    Copy of the Restated            Incorporated by reference
        Supplemental Retirement         to Exhibit 10-23 to Form
        Savings Plan and Amendment      10-K for the year ended
        No. 1 thereto                   December 31, 1991

10.5    Copy of Amendment No. 3 to      Incorporated by reference
        to Restated Supplemental        to Exhibit 10-22 to Form
        Management Pension Plan         10-K for the year ended
                                        December 31, 1991

10.6    Copy of Joint Venture           Incorporated by reference
        Agreement dated March 9, 1993   to Exhibit 10-13 to Form
        by and between Rochester Tel    10-K for the year ended
        Cellular Holding Corporation    December 31, 1992
        and New York Cellular
        Geographic Service Area, Inc.
        together with Exhibit A
        thereto


                      FRONTIER CORPORATION
                         EXHIBIT INDEX


Exhibit
Number  Exhibit Description             Reference

10.7    Copy of Amendment No. 2 to      Incorporated by reference
        Restated Performance Unit       to Exhibit 10-21 to Form
        Plan                            10-K for the year ended
                                        December 31, 1992

10.8    Copy of Amendment No. 4 to      Incorporated by reference
        to Restated Supplemental        to Exhibit 10-22 to Form
        Management Pension Plan         10-K for the year ended
                                        December 31, 1992

10.9    Copy of Amendment No. 2 to      Incorporated by reference
        the Supplemental Retirement     to Exhibit 10-24 to Form
        Savings Plan                    10-K for the year ended
                                        December 31, 1992

10.10   Copy of Amendment No. 3 to      Incorporated by reference
        the Performance Unit Plan       to Exhibit 10-30 to Form
                                        10-Q for the quarter ended
                                        March 31, 1993

10.11   Copy of Amendment No. 5 to      Incorporated by reference
        the Supplemental Management     to Exhibit 10-33 to Form
        Pension Plan                    10-Q for the quarter ended
                                        June 30, 1993

10.12   Copy of Amendment No. 3 to      Incorporated by reference
        the Supplemental Retirement     to Exhibit 10-35 to Form
        Savings Plan                    10-Q for the quarter ended
                                        June 30, 1993

10.13   Copy of Amendment No. 6 to      Incorporated by reference
        the Supplemental Management     to Exhibit 10-33 to Form
        Pension Plan                    10-K for the year ended
                                        December 31, 1993

                       FRONTIER CORPORATION
                          EXHIBIT INDEX

Exhibit
Number  Exhibit Description             Reference

10.14   Copy of the Plan for the        Incorporated by reference
        Deferral of Directors Fees      to Exhibit 10-34 to Form
                                        10-K for the year ended
                                        December 31, 1994

10.15   Copy of Amendment No. 4 to      Incorporated by reference
        the Supplemental Retirement     to Exhibit 10-31 to Form
        Savings Plan                    10-K for the year ended
                                        December 31, 1994

10.16   Copy of the Directors'          Incorporated by reference
        Common Stock Deferred           to Exhibit 10-36 to Form
        Growth Plan                     10-K for the year ended
                                        December 31, 1994

10.17   Forms of employment contracts   Incorporated by reference
        as amended to date for          to Exhibits 10.1, 10.2 and
        Messrs. Oberlin and Zrno        10.3 to ALC Communications
                                        Corporation's Form 10-Q
                                        for the quarter ended
                                        September 30, 1995

10.18   Management contract             Filed herewith
        for Mr. Moses

10.19   Copy of Amendment Nos. 7 and    Filed herewith
        8 to the Supplemental
        Management Pension Plan

10.20   Copy of the restated            Filed herewith
        Management Pension Plan

10.21   Copy of Executive Bonus Plan    Filed herewith

10.22   Copy of the restated            Filed herewith
        Directors Stock Incentive
        Plan dated April 26, 1995


                       FRONTIER CORPORATION
                          EXHIBIT INDEX


Exhibit
Number  Exhibit Description             Reference
10.23   Copy of the Management Stock    Filed herewith
        Incentive Plan dated
        April 26, 1995

10.24   Form of management contracts    Filed herewith
        as amended with each of Messrs.
        Bittner, Massaro, Carr and
        Gregory

 11     Computation of Fully Diluted    Filed herewith
        Earnings Per Share

 13.1   Specified portions (pages 18    Filed herewith
        through 41) of the Company's
        Annual Report to shareholders
        for the year ended December 31, 1995

13.2    Report of Ernst & Young LLP     Filed herewith

 21     Subsidiaries of Frontier        Filed herewith
        Corporation

 23.1   Consent of Independent          Filed herewith
        Accountants - Price Waterhouse LLP

 23.2   Consent of Independent          Filed herewith
        Accountants - Ernst & Young LLP

 24     Power of Attorney for a         Filed herewith
        majority of Directors naming
        Josephine S. Trubek attorney-in-fact

 27     Financial Data Schedule         Filed herewith

 99     Proxy Statement for the         Filed herewith
        Annual Meeting of Shareowners
        to be held April 24, 1996
