Form 10-Q
period 1996-03-31
FRONTIER CORP /NY/
filed 1996-05-14
CIK 84567

                          FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE
              SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1996

                            or

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

 $1.00 Par Value Common Stock          162,490,268 shares
                                       as of April 30, 1996

                   FRONTIER CORPORATION

                         Form 10-Q
                           Index


                                                     Page Number
Part I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Business Segment Information for the
            three months ended March 31, 1996
            and March 31, 1995                            3

            Consolidated Statements of Income for
            the three months ended March 31, 1996
            and March 31, 1995                            4

            Consolidated Balance Sheets as of
            March 31, 1996 and December 31, 1995          5

            Consolidated Statements of Cash Flows
            for the three months ended March 31, 1996
            and March 31, 1995                            6

            Notes to Consolidated Financial Statements    7

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                   12

Part II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                             19

  Item 6.  Exhibits and Reports on Form 8-K              21

  Signature                                              22

  Index to Exhibits                                      23

                 FRONTIER CORPORATION
             Business Segment Information
                      (Unaudited)
                                        3 Months Ended March 31,
      In thousands of dollars                 1996          1995
- ----------------------------------------------------------------
Long Distance Communications Services
Revenues                                 $  486,102  $   297,879
Operating Income:
Operating Income Before Acquisition      $   63,255  $    47,153
Related Charges
Acquisition Related Charges                       -      (4,750)
- ----------------------------------------------------------------
  Total Operating Income                 $   63,255  $    42,403
Depreciation and Amortization            $   19,263  $    11,069
Capital Expenditures                     $   37,230  $     3,984
Identifiable Assets (1)                  $1,181,384  $   549,573
================================================================
Local Communications Services
Revenues:
Rochester, NY Operations                 $   81,674  $    77,481
Regional Operations                          76,768       75,216
- ----------------------------------------------------------------
  Total Revenues                         $  158,442  $   152,697
Operating Income:
Rochester, NY Operations                 $   19,608  $    20,050
Regional Operations                          31,243       27,988
- ----------------------------------------------------------------
  Total Operating Income                 $   50,851  $    48,038
Depreciation and Amortization:
Rochester, NY Operations                 $   12,834  $    14,055
Regional Operations                          11,582       12,179
- ----------------------------------------------------------------
  Total Depreciation and Amortization    $   24,416  $    26,234
Capital Expenditures                     $   19,462  $    13,981
Identifiable Assets (1)                  $1,148,764  $ 1,228,274
================================================================

Corporate Operations and Other

Revenues                                 $   10,605  $     8,464
Operating Income (Loss)                     (2,254)      (3,160)
Depreciation and Amortization            $    2,009  $       888
Capital Expenditures                     $    5,308  $     3,279
Identifiable Assets (1)                  $  330,196  $   642,296
================================================================
Consolidated
Revenues                                 $  655,149  $   459,040
Operating Income:
Operating Income Before Acquisition      $  111,852  $    92,031
Related Charges
Acquisition Related Charges                       -      (4,750)
- ----------------------------------------------------------------
  Total Operating Income                 $  111,852  $    87,281
Depreciation and Amortization            $   45,688  $    38,191
Capital Expenditures                     $   62,000  $    21,244
Identifiable Assets                      $2,154,715  $ 2,118,313
================================================================

(1)  Includes intercompany accounts that are
     eliminated in consolidation of $505,629, and $301,830 in 1996 and 1995, respectively.

     See accompanying Notes to Consolidated Financial Statements

                        FRONTIER CORPORATION
                  Consolidated Statements of Income
                             (Unaudited)

                                           3 Months Ended March 31,
In thousands, except per share data         1996                1995
- --------------------------------------------------------------------
Revenues                                  $655,149          $459,040
- --------------------------------------------------------------------
Costs and Expenses
Operating expenses                         485,828           317,205
Depreciation and amortization               45,688            38,191
Taxes other than income taxes               11,781            11,613
Acquisition related charges                      -             4,750
- --------------------------------------------------------------------
       Total Costs and Expenses            543,297           371,759
- --------------------------------------------------------------------
Operating Income                           111,852            87,281
Interest expense                            11,638            13,547
Other income and expense:
 Gain on sale of assets                      4,976             4,826
 Equity earnings from
  unconsolidated wireless interests          1,455               396
 Interest income                               523             3,975
 Other expense                                 727               602
- --------------------------------------------------------------------
Income Before Taxes and Cumulative Effect of
 Change in Accounting Principle            106,441            82,329
Income taxes                                41,300            30,679
- --------------------------------------------------------------------

Income Before Cumulative Effect of Change
 in Accounting Principle                    65,141            51,650
Cumulative effect of change in
 accounting principle for the
 impairment of long-lived assets
 and for long-lived assets
 to be disposed of                          (8,018)                -
- --------------------------------------------------------------------
Net Income                                  57,123            51,650
Dividends on preferred stock                   293               297
- --------------------------------------------------------------------
Income Applicable to Common Stock         $ 56,830          $ 51,353
====================================================================
Dividends declared on common stock        $ 34,480          $ 16,989
====================================================================
Earnings Per Common Share
Income before cumulative effect
 of change in accounting principle        $    .40          $    .32
      Cumulative effect of change             (.05)
       in accounting principle
- --------------------------------------------------------------------
Earnings Per Common Share                $     .35          $    .32
====================================================================
Average Common Shares Outstanding
(in thousands)                             163,527           160,924
====================================================================
See accompanying Notes to Consolidated Financial Statements.

                        FRONTIER CORPORATION
                     Consolidated Balance Sheets

                                    March 31, December 31,
                                         1996         1995
In thousands of dollars,
 except share data                 (Unaudited)
- ----------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents         $   24,060    $   31,449
Accounts receivable, (less
 allowance for uncollectibles
 of $29,288 and $28,515,
 respectively)                       434,654       404,081
Materials and supplies                15,284        12,928
Deferred income taxes                 31,748        43,588
Prepayments and other                 32,668        31,089
- ----------------------------------------------------------
     Total Current Assets            538,414       523,135
Property, plant and equipment,net    895,223       881,309
Goodwill and customer base           557,166       550,081
Deferred and other assets            163,912       154,067
- ----------------------------------------------------------
        Total Assets              $2,154,715    $2,108,592
==========================================================
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Accounts payable                  $  405,230    $  381,680
Dividends payable                     34,137        33,247
Debt due within one year               5,723        14,871
Taxes accrued                         15,406        26,842
Other liabilities                     26,450        47,561
- ----------------------------------------------------------
Total Current Liabilities            486,946       504,201
Long-Term debt                       611,059       618,867
Deferred income taxes                  4,999        15,644
Deferred employee benefits
obligation                            61,077        58,385
- ----------------------------------------------------------
       Total Liabilities           1,164,081     1,197,097
- ----------------------------------------------------------

Shareowners' Equity
Preferred stock                       22,769        22,769
Common stock, par value $1.00,
 authorized 300,000,000
 shares; 162,329,827 shares and
 158,063,387 shares
 issued in 1996 and 1995             162,330       158,063
Capital in excess of par value       476,354       420,172
Retained earnings                    339,251       317,149
- ----------------------------------------------------------
                                   1,000,704       918,153
Less -
Treasury stock, 6,375 shares in
 1996 and 1995, at cost                  147           147
Unearned compensation -
 restricted stock plan                 9,923         6,511
- ----------------------------------------------------------
     Total Shareowners' Equity       990,634       911,495
- ----------------------------------------------------------
          Total Liabilities and
           Shareowners' Equity    $2,154,715    $2,108,592
==========================================================

See accompanying Notes to Consolidated Financial Statements.

                             FRONTIER CORPORATION
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                3 Months Ended March 31,
In thousands of dollars                          1996               1995
- ------------------------------------------------------------------------
Operating Activities
Net income                                      $57,123         $ 51,650
- ------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Cumulative effect of change in accounting
  principle                                      12,396                -
   Acquisition related charges                        -            4,750
   Depreciation and amortization                 45,688           38,191
   Gain on sale of assets                        (4,976)          (4,826)
   Equity earnings from unconsolidated
    wireless interests                           (1,455)            (396)
   Other, net                                       950              107
   Changes in operating assets and liabilities, exclusive
    of impacts of purchase acquisitions:
     Increase in accounts receivable            (30,451)         (15,223)
      Increase in materials and supplies         (2,356)            (616)
     (Increase) decrease in prepayments
      and other assets                           (2,282)           2,663
     Increase in deferred and other assets       (5,349)          (7,029)
     Increase (decrease) in accounts payable     20,541          (15,648)
     Increase in taxes accrued and other
      liabilities                                 5,475           32,171
     Increase in deferred employee benefits
      obligation                                  2,692            3,402
     Increase (decrease) in deferred income taxes 1,195           (1,057)
- ------------------------------------------------------------------------
  Total adjustments                              42,068           36,489
- ------------------------------------------------------------------------
  Net cash provided by operating activities      99,191           88,139
- ------------------------------------------------------------------------

Investing Activities
Expenditures for property, plant and equipment  (61,708)         (21,299)
Decrease in short-term investments                    -            8,750
Investment in cellular partnerships             (19,102)            (470)
Proceeds from asset sales                        10,441                -
Purchase of companies, net of cash acquired      (4,868)         (78,138)
Other investing activities                            -             (195)
- ------------------------------------------------------------------------
 Net cash used in investing activities          (75,237)         (91,352)
- ------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt              -           44,568
Repayments of debt                              (16,280)         (52,984)
Dividends paid                                  (33,883)         (15,733)
Treasury stock, net                                   -          (10,041)
Issuance of common stock, net                    18,820             (239)
Distribution to shareowners of pooled company         -           (2,287)
- ------------------------------------------------------------------------
 Net cash used in financing activities          (31,343)         (36,716)
- ------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents        (7,389)         (39,929)
Cash and Cash Equivalents at Beginning of Period 31,449          359,309
- ------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period      $24,060         $319,380
========================================================================

See accompanying Notes to Consolidated Financial Statements.

Note 1: Consolidation

  The consolidated financial information includes the accounts of Frontier Corporation and its affiliates (the
"Company" or "Frontier"). In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature which are necessary to present fairly the financial positions, results of operations and cash flows for the interim periods.

  In the beginning of 1996, Frontier simplified its business segment reporting to reflect the predominance of its two major operating segments, long distance and local communications services. The Company now reports its operating results in three segments: Long Distance
Communications Services, Local Communications Services and
Corporate Operations and Other. The Company's majority interest in two wireless properties, which were previously reported as a Wireless Communications Segment, have been consolidated under Corporate Operations and Other. The change in the definition of the Company's segments has been made to better reflect the changing scope of the businesses in which Frontier operates. All historical data have been restated accordingly to conform with the new presentation.

  Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 :  Pooling of Interests Transactions

  On August 16, 1995, the shareowners of the Company and ALC Communications Corporation (ALC) approved a merger of the two companies. ALC, through its subsidiary Allnet
Communication Services, Inc. (renamed Frontier
Communications Services), provides long distance products and services primarily to small and medium-sized business customers and carrier customers nationwide. Under the terms of the merger agreement, the Company exchanged two shares of its common stock for each of ALC's common shares. The total shares issued by the Company to effect the merger were 69.2 million. At the time of the merger, ALC had 3.9 million stock options and 3.3 million stock warrants outstanding providing for the purchase of an equal number of its shares on exercise. As a result of the merger, each of these options and warrants was converted into an option or warrant for two shares of the Company's stock. The transaction has been accounted for as a pooling of interests and the consolidated financial statements have been restated for all periods prior to the merger to include the accounts and operations of ALC.

  On March 17, 1995, the Company acquired American
Sharecom, Inc. (ASI), a long distance company headquartered in Minneapolis, Minnesota. ASI's sales operations are concentrated in the Midwest, Northwest and California. The Company acquired all of the outstanding shares of ASI in exchange for approximately 8.7 million shares of Frontier common stock. Subsequent to the acquisition, 117,336 shares of Frontier common stock were returned to the Company in settlement of a pre-acquisition liability and retired. The transaction has been accounted for as a pooling of interests and the consolidated financial statements have been restated for all periods prior to the merger to include the accounts and operations of ASI.

Note 3:      Purchase Acquisitions

  In March 1996, the Company acquired a 55 percent interest in the New York RSA No. 3 Cellular Partnership
(RSA No. 3). RSA No. 3 is a provider of cellular mobile telephone service in the New York State Rural Service Area
No. 3.  RSA No. 3 encompasses much of the Southern Tier
Area of New York State. The Company's interest in RSA No.
3 is managed by Frontier Cellular, a 50/50 owned joint venture with Bell Atlantic/NYNEX Mobile and the operating results are reported using the equity method of accounting. The Company paid $19.1 million in cash for its interest in RSA No. 3.

  In November 1995, the Company acquired the assets of LINK-VTC, Inc. (LINK-VTC), a Boulder, Colorado based telecommunications company specializing in video conferencing services. The Company will pay a total cash purchase price in the range of approximately $12.4 million to $17.9 million, depending on the 1996 financial performance of LINK-VTC.

  In August 1995, Frontier acquired Schneider
Communications, Inc. (SCI) and SCI's 80.8 percent interest in LinkUSA Corporation (LinkUSA) for $130 million in cash.
SCI provides telecommunication services in the Midwest.
LinkUSA develops software applications for telecommunications firms. On February 2, 1996, the Company acquired the remaining 19.2 percent interest in LinkUSA for $2.3 million in cash.

   In July 1995, the Company completed its purchase of Enhanced TeleManagement, Inc. (ETI), a privately-held telecommunications company specializing in the integration and resale of local, long distance, and ancillary telephone services to small and medium-sized business customers. ETI provides service in the Midwest and Northwest states. Frontier paid approximately $29 million in cash for ETI.

  In May  1995, the Company completed its purchase of WCT
Communications, Inc. WCT is a facilities-based long distance carrier providing commercial and residential services in 45 states. The Company paid approximately $80 million for all of the outstanding shares of WCT.

  In March 1995, the Company, through ALC, completed its acquisition of ConferTech International, Inc.
(ConferTech), a telecommunications company specializing in teleconferencing services and audio bridge equipment. ALC paid approximately $66 million in cash for ConferTech.

  In March 1995, the Company completed its purchase of Minnesota Southern Cellular Telephone Company (MSCTC). A total of approximately 867,000 shares of Frontier common stock were reissued from treasury in exchange for all of the shares of MSCTC. The treasury shares were acquired from the sale of Ontonagon County Telephone Company and open market purchases. MSCTC is the non-wireline provider of cellular service in Minnesota Rural
Service Area No. 10.

Note 4 :  Acquisition Related Charges

  In connection with the August 1995 merger with ALC, Frontier recorded a one-time pre-tax acquisition related charge of $109.5 million in the third quarter of 1995. A one-time pre-tax acquisition charge of $4.8 million was recorded in the first quarter of 1995 as a result of the acquisition of ASI. The integration of the acquired companies over the last year has resulted in instances of redundant facilities, equipment and staffing. The acquisition related charges include investment banker fees, legal fees and other direct costs resulting from the merger with ALC and the ASI transaction.

  The acquisition related charges were reported as a separate component of operating expenses for the 1995 results. Through a combination of attrition and force reductions, the Company has reduced its number of employees in the Long Distance and Administrative areas by more than 300 thus far during the integration process. As of March 31, 1996, 205 employees have been paid $7.7 million in severance benefits which were charged to the reserve. The Company believes that the reserve balance of $55.5 million is adequate for the completion of those activities. The accrual for acquisition related charges is included in "Other liabilities" and "Property, plant and equipment" on the consolidated balance sheets. The
Company projects that the integration of the companies acquired should be substantially completed during 1996.

Note 5 :  Long - Lived Assets to Be Disposed Of

  Effective January 1, 1996, the Company adopted Financial
Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed Of". FAS 121 requires that certain long-lived assets and identifiable intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at fair value less selling costs. The Company's adoption of this standard resulted in a non-cash charge of $8.0 million
(net of a tax benefit of $4.4 million) and is reported in the Consolidated Statement of Income as a cumulative effect of a change in accounting principle. The charge represents the cumulative adjustment required by FAS 121 to remeasure the carrying amount of certain assets held for disposal as of January 1, 1996.

  These assets held for disposal consist principally of telephone switching equipment in the Company's Local
Communications Services segment as a result of management's commitment, in late 1995, to a central office switch consolidation project primarily at the Rochester
Telephone and Frontier Communications of New York subsidiaries.

Note 6 :  Discontinuance of Regulatory Accounting

  As of September 30, 1995, the Company discontinued the application of FAS 71, "Accounting for the Effects of Certain Types of Regulation" for its local communications companies. The Company discontinued the use of FAS 71 because of changes in regulation and increasingly rapid advancements in telecommunications technology. The discontinuance of regulatory accounting methods resulted in a post-tax extraordinary charge of $112.1 million, net of applicable income taxes of $68.3 million, primarily caused by the reduction in the recorded value of long-lived telephone plant assets.

Note 7:  Gain on Sale of Assets

  In March 1996, Frontier sold its minority investment in a Canadian long distance company for a pre-tax gain of $5.0 million.

  In March 1995, the Company sold Ontonagon County
Telephone Company in Michigan and its subsidiary, Midway
Telephone Company. The sale, which was based on the Company's plans to expand in areas other than Michigan's
Upper Peninsula, resulted in a non-taxable gain of $4.8
million or $.03 per share. The Company received 437,158 shares of its stock as a result of the transaction.

Note 8:  Cash Flows

  For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Cash flows from financing activities includes $18.8 million of cash proceeds from stock options and warrants exercised during the first quarter of 1996. The resultant tax benefit realized from the exercise of stock options of $38.5 million is reflected as an adjustment to capital in excess of par value and taxes accrued.

     Actual interest paid was $10.7 million and $12.5 million for the three month period ended March 31, 1996, and March 31, 1995, respectively. In addition, actual income taxes paid were $3.5 million for the three months ended March 31, 1996, and $5.7 million for the three months ended March 31, 1995.

Note 9: Major Customer

     The Company's 1996 revenues include the impact of a major carrier customer whose revenues comprise approximately 17 percent of consolidated revenues for the quarter ended March 31, 1996.

Note 10: Commitments and Contingencies

  It is anticipated that the Company will expend approximately $175 million to $200 million for additions to property, plant and equipment during 1996. In connection with this capital program, the Company has made certain commitments for the purchase of material and equipment. In addition, the Company is considering entering certain commitments in the near future for the purchase or construction of additional network facilities not included in the $175 million to $200 million.


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Three Months Ended March 31, 1996 and 1995

DESCRIPTION OF BUSINESS

  Frontier Corporation (the "Company" or "Frontier") is a diversified telecommunications company, serving more than 2 million customers throughout the United States and in several foreign countries. Frontier Corporation's principal lines of business are long distance and local communications. The Company's other lines of business include cellular and paging operations and telecommunications equipment sales.

RESULTS OF OPERATIONS

Consolidated

  Revenues for the first quarter of 1996 were $655.1 million, up $196.1 million or 42.7% over the comparable period in 1995. The increase in revenue is primarily driven by significant growth in the Company's long distance segment. Operating income was $111.9 million for the three months ended March 31, 1996, up $24.6 million or 28.2% from the same three months in 1995. The improvement in operating income is attributable to revenue growth and improved operating efficiencies. Revenue growth is driven by the significant increase in traffic volume in the long distance segment and from billable minutes and access line growth in the local communications segment.

   The Company has targeted significant operating synergies from the restructuring of the long distance operations. As a result of the significant traffic growth in the long distance segment during 1996, Frontier has experienced some delay in the integration of its long distance switch network. The Company continues to anticipate that total operating synergies of $40 million will be achieved during 1996.

  Income before the cumulative effect of adopting
Statement of Financial Accounting Standards No. 121 (FAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" for the first quarter of 1996 amounted to $65.1 million, a $13.5 million increase, or 26.1%, over the comparable period in 1995.
Earnings per share before the adoption of FAS 121 were $.40 in 1996 versus $.32 in 1995.

  The financial results for 1996 and 1995 include certain one time events. During the quarter ended March 31, 1996, the Company sold its minority investment in a Canadian long distance company for a pre-tax gain of $5.0 million.
This gain was offset by higher operating costs in the Company's largest telephone subsidiary related to increased labor and related expenses in connection with work stoppage preparation costs for a bargaining unit contract. The Company recorded a $4.8 million pre-tax charge for costs related to the acquisition of a long distance company in March 1995.
Earnings per share normalized for these one time events amounted to $.39 and $.31 for the periods ended
March 31, 1996 and 1995, respectively.

Business Segments

  The Company simplified its business segment reporting at the beginning of 1996 to reflect the predominance of its two major operating segments, long distance and local communications services. The Company now reports its operating results in three segments: Long Distance
Communications Services, Local Communications Services and Corporate Operations and Other. The company's majority interests in two wireless properties, which were previously reported as a Wireless Communications Services segment, have been consolidated under Corporate Operations and Other. A review of the 1996 and 1995 first quarter results of each business segment follows.

Long Distance Communications Services

  Long Distance Communications Services continues to be the Company's largest segment in terms of size and growth.
It accounted for 74% of the Company's 1996 first quarter revenues as compared to 65% for the same period in 1995.

  Long distance revenues totaled $486.1 million in the first quarter of 1996, a $188.2 million, or 63.2%, increase over the same quarter in 1995. The increase in long distance revenues is attributed to significant traffic growth. Traffic in long distance reached nearly
3.6 billion minutes in the first quarter, an increase of 86.6% over the same quarter in 1995. Revenue growth was also impacted by the continued success of Frontier's unified product set, Clear Value, which was introduced to small and mid-sized businesses nationwide in October 1995.
Reported revenue growth was also aided by the impact of 1995 purchase acquisitions. Adjusting for the impact of these acquisitions, consolidated revenues grew approximately 31% in the quarter.

  Revenue growth was also positively impacted by a major carrier customer whose traffic has increased substantially throughout the year and represents 17% of consolidated revenues in the first quarter of 1996. The Company believes that this customer may be installing its own long distance switching capacity and may be diversifying its traffic distribution to one or more additional carriers this year. This could result in a portion of the traffic moving to the customer's network or to another carrier's network facilities. However, the customer has entered into a three year agreement with the Company effective
April 1, 1995, amended October 27, 1995 and amended again
April 27, 1996 to address these and other issues.  The
Company expects to retain significant traffic volumes and has contractual provisions regarding exclusivity and minimums that it views as favorable.

  The Company expects to continue the process of integrating the operations of its recently acquired long distance businesses throughout 1996. The integration process has been delayed primarily as a result of the significant traffic growth experienced during the past six months. This restructuring process will minimize redundant facilities and staffing.

  Costs and expenses for long distance operations, excluding nonrecurring charges, increased $172.1 million in the first quarter of 1996. This increase is primarily the result of increased traffic volumes due to internal growth and purchase acquisitions. Operating costs excluding purchase acquisitions increased by $105.2 million over the comparable period in 1995. Cost of access represented 62.2% of total revenue for the first quarter of 1996, a five percent increase over the prior quarter.
Selling and marketing expenses accounted for $16.6 million of the increased operating costs.

  Operating income for long distance, excluding nonrecurring charges, rose 34.1% to $63.3 million for the three months ended March 31, 1996. Operating margin as a percent of revenue decreased from 15.8% in the first quarter of 1995 to 13.0% for the current quarter. The reduction in operating margin in the first quarter is partially the result of a contract with the Company's major customer which was amended in the fourth quarter of 1995 to give the customer lower prices as a result of the increased volume of traffic carried. Additionally, the Company made several purchase acquisitions in 1995 that impact year over year comparisons. Also contributing to the decrease in operating margin is an operating loss incurred by a start up long distance business in the United Kingdom. As the network is integrated, the Company anticipates that operating margin will improve; however, this cannot be assured given competitive conditions in the long distance communications market.

Local Communications Services

  Local Communications Services includes the Company's local telephone operations, consisting of the Rochester, New York operation and the regional telephone operations, which are comprised of 33 telephone operating subsidiaries in 13 states. Also included with the Rochester, New York operation are the local service revenues and associated expenses generated from the efforts of Frontier
Communications of Rochester, a competitive telecommunications company formed on January 1, 1995 that provides an array of services on a retail basis in the Rochester marketplace. Consequently, the Local
Communications Services segment includes both wholesale and retail local service associated with the Rochester, New York market.

  Revenues for Local Communications Services were $158.4 million in the three month period ended March 31, 1996, an increase of $5.7 million or 3.8% over the comparable period in 1995. This segment accounted for 24.2% of consolidated revenues in the first quarter of 1996.
Adjusting revenue for the sale of Ontonagon County
Telephone and its subsidiary, Midway Telephone, which occurred in March 1995, revenues for Local Communications
Services rose 4.2% in the first quarter of 1996. This increase is the result of a 3.9% increase in access lines, an 8.6% increase in minutes of use and ongoing sales of enhanced features and services. The Rochester market continued its solid growth with a 5.4% increase in revenues over the first quarter of the prior year. This growth is attributable in part to aggressive marketing and to a higher demand for services in the open market environment. See discussion of the Open Market Plan on page 18 through 19.

  Excluding nonrecurring charges, costs and expenses in the first quarter of 1996 for Local Communications
Services were $104.7 million, consistent with the first quarter in 1995. The Rochester telephone operation experienced increased costs and expenses related to higher labor expenses resulting from work stoppage preparation costs. These expenses, which were incurred in connection with contract negotiations with Communications Workers of America, Local 1170, were necessary to ensure continued high standards of customer service in the event of a work stoppage. The contract negotiations are currently at an impasse and the Rochester company has implemented the terms of its final offer as of April 9, 1996. The increased costs and expenses at the Rochester telephone operation were partially offset by reduced costs and expenses at the regional telephone operations as a result of continued operating efficiencies.

  Normalized operating income for the first quarter of 1996 was $53.7 million, an increase of $5.7 million, or 11.8% over the first quarter of 1995. Normalized operating margins for the three month period improved from 31.5% in 1995 to 33.9% in 1996, driven by improvements in the Regional Operations, whose operating margin increased to 40.7% for the quarter.

  During late 1995, management committed to a major switch consolidation plan at its Rochester Telephone and Frontier
Communications of New York subsidiaries. The three-year plan to consolidate host switches by over 60% is projected to improve network efficiency and reduce the cost of maintenance and software upgrades.

Corporate Operations and Other

  Corporate Operations is comprised of the expenses traditionally associated with a holding company, including executive and board of directors expenses, corporate finance and treasury, investor relations, corporate planning, legal services and business development. The Other category is comprised of the Company's majority ownership interest in wireless operations and Frontier Network Systems ("FNS"). As of
March 31, 1996, wireless operations included the Alabama
RSAs No. 4 and No. 6, in which the Company has a 70% interest, and Minnesota RSA No. 10, in which the Company acquired a 100% interest in late March 1995. This latter acquisition was accounted for as a purchase transaction.
FNS markets and installs telecommunications systems and equipment.

Other Income Statement Items

  Interest Expense

  Interest expense was $11.6 million in the first quarter of 1996, a $1.9 million decline from 1995. This decrease is attributed to lower debt levels and a higher proportion of variable rate debt outstanding. The Company refinanced over $140 million of 9% fixed rate debt in the third and fourth quarters of 1995 with variable rate debt, currently at a lower interest rate, which had a positive effect on interest expense in the first quarter of 1996.

  Gain on Sale of Assets

  During March 1996, the Company recorded a pretax gain of $5.0 million related to the sale of its minority interest in the stock of a Canadian long distance company.

  The $4.8 million gain in 1995 resulted from the sale of Ontonagon County Telephone and its subsidiary, Midway
Telephone. The Company received shares of its own common stock in the transaction in a nontaxable exchange for all the shares of Ontonagon and Midway.

  Equity Earnings from Unconsolidated Wireless Interests

  The Company's minority interests in wireless operations and its 50% interest in the Frontier Cellular joint venture with Bell Atlantic/NYNEX Mobile in upstate New
York are accounted for using the equity method. This method of accounting results in the Company's proportionate share of earnings being reflected in a single line item below operating income.

  Equity earnings from the Company's interests in wireless partnerships in the first quarter of 1996 were $1.5 million, an increase of $1.1 million over 1995. The increase over the prior year is the result of significant customer growth and increased minutes of use. A portion of the growth is attributable to the expansion of the Frontier Cellular joint venture in other areas of New York
State. Adjusting for the recent expansion of the network into these additional properties, customer base grew approximately 51.0% and revenues increased 60.0% over the first quarter of 1995.

  Interest Income

  Interest income in the first quarter of 1996 amounted to $.5 million, a decrease of $3.5 million from first quarter
1995. This decrease is due to lower cash balances as a result of the Company's long distance acquisition program subsequent to the first quarter of 1995.

  Income Taxes

  The effective income tax rate for the first quarter of 1996 is 38.8% versus 37.3% for the first quarter of 1995.
The increase in the effective rate is primarily due to the nontaxable gain on the sale of Ontonagon Telephone in March 1995.


FINANCIAL CONDITION

Review of Cash Flow Activity

  At March 31, 1996, the Company had $24.1 million in cash and cash equivalents compared with $319.4 million at March
31, 1995, a decrease of $295.3 million. Cash generated from operations amounted to $99.2 million for the three months ended March 31, 1996 as compared to $88.1 million for the same period in 1995. Offsetting the cash provided by operating activities in 1996 was a $75.2 million outflow for investing activities (mainly capital expenditures of $61.7 million, investment in cellular properties of $19.1 million and purchase acquisitions of $4.9 million) and a $31.3 million outflow for financing activities including debt retirements ($16.3 million), dividend payments ($33.9 million) and proceeds from stock option exercises ($18.8 million). Cash flow from operations generated in the first quarter of 1995 was offset by a $91.4 million use of cash for investing activities (primarily capital expenditures of $21.2 million and purchase acquisitions of $78.1 million reduced by a decrease in short term investments of $8.8 million) and a $36.7 million outflow for financing activities including debt retirements ($53 million), dividend payments ($15.7 million) and purchases of treasury stock
($10.0 million) offset by proceeds from the issuance of long-term debt ($44.6 million). Also, see Note 3 to the Financial Statements for cash spent on acquisitions during 1995 and 1996.

EBITDA

  Earnings before interest, taxes, depreciation and amortization (EBITDA) is a common measurement of a company's ability to generate cash flow from operations.
EBITDA should be used as a supplement to, not in place of, cash from operating activities. The Company's EBITDA was $157.5 million and $125.5 million for the periods ending
March 31, 1996 and 1995, respectively.  The increase in
EBITDA is primarily attributable to growth in the long distance segment.

Debt

  At March 31, 1996, the Company's total debt amounted to $616.8 million, a decrease of $17.0 million from December
31, 1995. This decrease is mainly the result of a $6.4 million net reduction in long-term revolving bank debt, the repayment of an $8.0 million note payable related to the November 1995 purchase of Link-VTC, Inc. and the repayment of approximately $1.0 million of various issues of Rural Utilities Service (RUS) and Rural Telephone Bank
(RTB) debt.


Debt Ratio and Interest Coverage

  The Company's debt ratio (total debt as a percent of total capitalization) was 38.4% at March 31, 1996, as compared with 41.0% at December 31, 1995. Pre-tax interest coverage, excluding nonrecurring charges, was
10.0 times for the three months ended March 31, 1996, as compared with 6.9 times for the same period in 1995.

Capital Spending

  Through March 1996, gross capital expenditures amounted to approximately $62.0 million as compared to $21.2 million in the prior year. The Company plans to spend a total of approximately $175 million to $200 million on its capital program during the full year in 1996. The full year capital program could represent an increase of up to $37.4 million over 1995. The increase is largely driven by capital requirements associated with the growth and integration of the long distance segment.

  A primary network strategy of the Company in recent years has been to obtain capacity through leases of facilities on a fixed price basis. Due to rapid growth in its traffic volumes and changes in the long distance market, the Company has been reassessing the relative advantages of owning facilities in comparison to leasing capacity from other carriers. The Company's assessment of strategic and financial considerations may lead it to enter into agreements for ownership rights to circuits in place or to facilities to be built on long distance routes, if the Company concludes that, on balance, such ownership will better contribute to long term competitiveness in critical areas such as transmission cost, new service provision, broadband applications or overall quality of service.

Dividends

  On March 18, 1996, the Board of Directors declared the first quarter 1996 dividend of 21.25 cents per share on the Company's common stock, payable May 1, 1996 to shareowners of record on April 15, 1996.

OTHER ITEMS

Open Market Plan

  The Rochester, New York subsidiary (Rochester Telephone) began its second year of operations under the Open Market
Plan. The Open Market Plan promotes telecommunications competition in the Rochester, New York market by providing for (1) interconnection of competing local networks including reciprocal compensation for terminating traffic, (2) equal access to network databases, (3) access to local telephone numbers and (4) service provider telephone number portability. The inherent risk associated with opening the Rochester market to competition is that some customers are able to purchase services from competitors, which reduces the number of retail customers and potentially causes a decrease in the revenues and profitability for Rochester Telephone. However, results in 1995 and in the first quarter of 1996, indicate that a stimulation of demand in the use of the network and new product revenue can offset the loss of retail customers.
Increased competition may also lead to additional price decreases for services, adversely impacting Rochester
Telephone's margins. During the seven year period of the Open Market Plan Agreement, rate reductions of $21.0 million, $11.5 million of which occurred through 1995 and an additional $2.5 million which will occur during 1996, will be implemented for Rochester area consumers and rates charged for residential and business telephone service may not be increased. The Open Market Plan does not require
Rochester Telephone to rebate any additional earnings achieved through operating efficiencies that previously would have been shared with customers.

  AT&T Communications of New York filed a complaint with the PSC for reconsideration of the Open Market Plan on October 3, 1995. The complaint primarily seeks changes in the wholesale discount, the minutes of use surcharge and changes in a number of operational and support activities.
Some of these issues are also being considered in other states in other unrelated local competition proceedings.
On February 2, 1996, the NYSPSC issued an Order reconvening the parties to the Open Market Plan. Pursuant to this Order, a number of issues will be litigated before the NYSPSC in the Open Market proceeding and a related proceeding, including the wholesale discount, the minutes of use surcharge and other operational issues. The Company cannot predict the outcome of this matter.


Part II - Other Information

Item 1 - Legal Proceedings

  On June 11, 1992, after incurring environmental response costs of approximately $1.5 million pursuant to a consent decree with the United States Environmental Protection
Agency (the "EPA"), a group of five corporate plaintiffs commenced an action in the United States District Court for the Northern District of New York seeking contribution from 15 corporate defendants, including Rotelcom Inc., a wholly-owned subsidiary of the registrant held through intervening subsidiaries (now named Frontier Network
Systems Inc. or "FNS"). Two additional defendants were named in 1994.

  The plaintiffs' consent decree concerned the clean-up of an environmental Superfund site located in Cortland, New
York. It is alleged that the corporate defendants disposed of hazardous substances at the site and are therefore liable under the Comprehensive Environmental
Response, Compensation and Liability Act ("CERCLA").  The
Company anticipates that a final Record of Decision will be issued by the EPA which will prescribe the remediation requirements for the site. The total cost of remediation at the site is uncertain, although estimates have recently ranged from $25 million to $100 million. There has been no allocation of liability among or between the plaintiffs or defendants. The extent to which plaintiffs can recover any of these costs from the defendants, including FNS, will be determined at a trial. FNS has been vigorously defending this lawsuit. The Company believes that it will ultimately be successful, but it is unable to predict the outcome with any certainty at this time.

  From February 1994 to October 1995, a total of nine complaints were filed in Hennepin County (Minnesota)
District Court by various former shareowners of ASI.
Included among the defendants are ASI, its former principal shareowners Steven Simon and James Weinert, ASI legal counsel and Frontier. Class action suits allege generally that Simon and Weinert, with and through ASI, embarked upon a scheme to gain control of ASI and acquire all of its stock through common law fraud, breach of fiduciary duty and certain violations of the Minnesota
Business Corporation Act. This Act requires shareowners in a closely held corporation to act fairly to one another and refrain from misappropriation. Some of the complaints assert shareowner derivative rights. The one complaint that names Frontier alleges that Frontier holds the ASI stock and that it should be found to control certain
Frontier stock that was issued to Messrs. Simon and Weinert in Frontier's acquisition of ASI in trust for the benefit of the plaintiffs. Although it is too early to determine the outcome of these suits, Frontier, ASI and the other defendants each are contesting the claims asserted, and the parties have had discussions to resolve the litigation. To date, no settlement has been reached.
In connection with the acquisition of ASI by Frontier, Simon and Weinert agreed to indemnify the Company for these claims.

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

  The Open Market Plan discussion in the Management's
Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this document is incorporated herein by reference.

Item 6 - Exhibits and Reports on Form 8-K


(a)  See Exhibit Index


(b)  Reports on Form 8-K filed during the quarter:

     SEC Filing Date     Item No.    Financial Statements

     January 26, 1996      4                 None
     March 26, 1996        5                 None


  The Company filed the following reports on Form 8-K subsequent to the quarter ended March 31, 1996:

    SEC Filing Date     Item No.    Financial Statements

    April 2, 1996         5                 None
    April 16, 1996        5                 None

                            SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         FRONTIER CORPORATION
                             (Registrant)






Dated: May 14, 1996             /s/Richard A. Smith
                            By:----------------------------
                                Richard A. Smith
                                Vice President and Controller
                                (principal accounting officer)

                          INDEX TO EXHIBITS




Exhibit
Number                                           Description


 3           Bylaws                               Filed herewith

10.25        Executive contract with supporting offer
             letter for Mr. Barrett               Filed herewith

10.26        Executive contract with supporting offer
             letter and note for Mr. Bennis       Filed herewith

10.27        Restated Directors Stock Incentive Plan
             (April 24, 1996)                     Filed herewith

10.28        Employees' Stock Option Plan         Filed herewith

10.29        Amendment No. 1 to restated Management
             Pension Plan                         Filed herewith

11           Statement re: Computation of
             Earnings per Share of Common Stock
             on a Fully Diluted Basis
             (Unaudited)                          Filed herewith

27           Financial Data Schedule              Filed herewith