Form 10-Q
period 1996-06-30
FRONTIER CORP /NY/
filed 1996-08-13
CIK 84567

                         FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE
              SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1996

                            or

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

  $1.00 Par Value Common Stock          163,535,517 as of
                                        July 31, 1996

                   FRONTIER  CORPORATION

                         Form 10Q
                           Index


                                                    Page Number
Part I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

         Business Segment Information for the
         three months ended June 30, 1996
         and June 30, 1995 and for the six months
         ended June 30, 1996 and June 30, 1995            3

         Consolidated Statements of Income for the
         three months ended June 30, 1996 and
         June 30, 1995 and for the six months ended
         June 30, 1996 and June 30, 1995.                 4

         Consolidated Balance Sheets as of
         June 30, 1996 and December 31, 1995              5

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 1996 and
         June 30, 1995                                    6

         Notes to Consolidated Financial Statements       7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations  12

Part II.  OTHER INFORMATION

  Item 1. Legal Proceedings                              23

  Item 4. Submission of Matters to a Vote of Security
          Holders                                        24

  Item 5. Other Information                              25

  Item 6. Exhibits and Reports on Form 8-K               26

  Signature                                              27

  Index to Exhibits                                      28


                      FRONTIER CORPORATION
                  Business Segment Information
                           (Unaudited)
                                         3 Months Ended June 30, 6 Months Ended June 30,
 In thousands of dollars                           1996       1995        1996       1995
- ---------------------------------------------------------------------------------------
Long Distance Communications Services
Revenues                                       $497,756  $  338,267  $  983,858  $636,146

Operating Income:
Operating Income Before Acquisition Related    $ 72,871  $   48,864  $  136,126  $ 96,017
Charges
Acquisition Related Charges                        -           -           -       (4,750)
- ----------------------------------------------------------------------------------------
Total Operating Income                         $ 72,871  $   48,864  $  136,126  $ 91,267
Depreciation and Amortization                  $ 20,495  $   11,524  $   40,013  $ 22,674
Capital Expenditures                           $ 24,755  $   10,464  $   61,985  $ 14,448
Identifiable Assets (1)                      $1,181,293  $  769,557  $1,181,293  $769,557
========================================================================================
Local Communications Services
Revenues:
Rochester, NY Operations                       $ 82,176  $   78,450  $ 163,850  $ 155,931
Regional Operations                              79,207      76,724    155,975    151,940
- ----------------------------------------------------------------------------------------
Total Revenues                                 $161,383  $  155,174  $ 319,825  $ 307,871
Operating Income:
Operating Income Before Other Charge:
Rochester, NY Operations                       $ 21,057  $   20,922  $  40,665  $  40,972
Regional Operations                              32,133      28,034     63,376     56,022
- ----------------------------------------------------------------------------------------
Total Operating Income                         $ 53,190  $   48,956  $ 104,041  $  96,994
Depreciation and Amortization:
Rochester, NY Operations                       $ 13,567  $   13,823  $  26,714  $  27,978
Regional Operations                              11,896      12,266     23,898     24,579
- ----------------------------------------------------------------------------------------
Total Depreciation and Amortization            $ 25,463  $   26,089  $  50,612  $  52,557
Capital Expenditures                           $ 21,654  $   15,596  $  41,116  $  29,577
Identifiable Assets (1)                      $1,140,490  $1,238,167 $1,140,490 $1,238,167
========================================================================================

Corporate Operations and Other
Revenues                                       $ 11,140  $  13,479  $  21,745  $  21,943
Operating Loss                                 $ (3,360) $  (1,506) $  (5,614) $  (4,666)
Depreciation and Amortization                  $  1,068  $   1,054  $   2,089  $   1,627
Capital Expenditures                           $  5,877  $   4,202  $  11,185  $   7,481
Identifiable Assets (1)                        $409,613  $ 508,643  $ 409,613  $ 508,643
=======================================================================================
Consolidated
Revenues                                       $670,279  $ 506,920 $1,325,428  $ 965,960
Operating Income:
 Operating Income Before Acquisition
  Related Charges                              $122,701  $  96,314  $ 234,553  $ 188,345
 Acquisition Related Charges                       -          -          -        (4,750)
- ----------------------------------------------------------------------------------------
Total Operating Income                         $122,701  $  96,314  $ 234,553  $ 183,595
Depreciation and Amortization                  $ 47,026  $  38,667  $  92,714  $  76,858
Capital Expenditures                           $ 52,286  $  30,262  $ 114,286  $  51,506
Identifiable Assets                          $2,184,024 $2,173,961 $2,184,024 $2,173,961
========================================================================================

(1) Includes intercompany accounts that are eliminated in consolidation of $547,372, and $342,406 in 1996 and 1995, respectively.

    See accompanying Notes to Consolidated Financial Statements


                      FRONTIER CORPORATION
                Consolidated Statements of Income
                           (Unaudited)

                                          3 Months Ended June 30,  6 Months Ended June 30,
In thousands, except per share data                1996      1995        1996         1995
- ------------------------------------------------------------------------------------------
Revenues                                       $670,279  $506,920  $1,325,428       $965,960
Costs and Expenses
Operating expenses                              487,882   359,737     973,710        676,942
Depreciation and amortization                    47,026    38,667      92,714         76,858
Taxes other than income taxes                    12,670    12,202      24,451         23,815
Acquisition related charges                           -         -           -          4,750
- --------------------------------------------------------------------------------------------
Total Costs and Expenses                        547,578   410,606   1,090,875        782,365
- --------------------------------------------------------------------------------------------
Operating Income                                122,701    96,314     234,553        183,595
Interest expense                                 11,818    13,783      23,456         27,330
Other income and expense:
Gain on sale of assets                                -       -         4,976          4,826
Equity earnings from unconsolidated
 wireless interests                               1,685     1,163       3,140          1,559
Interest income                                     781     3,576       1,304          7,551
Other expense                                       262       970         989          1,572
- --------------------------------------------------------------------------------------------
Income Before Taxes and Cumulative Effect of
Change in Accounting Principle                  113,087    86,300     219,528        168,629
Income taxes                                     43,881    33,231      85,181         63,910
- --------------------------------------------------------------------------------------------
Income Before Cumulative Effect of Change
in Accounting Principle                          69,206    53,069     134,347        104,719
Cumulative effect of change in
accounting principle                               -         -         (8,018)          -
- --------------------------------------------------------------------------------------------
Net Income                                       69,206    53,069     126,329        104,719
Dividends on preferred stock                        296       296         589            593
- --------------------------------------------------------------------------------------------
Income Applicable to Common Stock               $68,910   $52,773    $125,740       $104,126
- --------------------------------------------------------------------------------------------
Dividends declared on common stock              $35,346      -       $ 69,826       $ 16,990
- --------------------------------------------------------------------------------------------
Earnings Per Common Share
 Income before cumulative effect of change in
 accounting principle                           $   .42   $   .33    $    .82       $    .65
 Cumulative effect of change in
 accounting principle                               -        -           (.05)          -
- ------------------------------------------------------------------------------------------
Earnings Per Common Share                       $   .42   $   .33    $    .77       $    .65
==========================================================================================
Average Common Shares Outstanding(in thousands) 164,078   160,967     163,803        160,946
==========================================================================================
See accompanying Notes to Consolidated Financial Statements.

                        FRONTIER CORPORATION
                     Consolidated Balance Sheets

                                       June 30, December 31,
In thousands of dollars,                 1996      1995
except share data                  (Unaudited)
- ------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents         $   28,459   $   31,449
Accounts receivable, (less
allowance for uncollectibles
of $30,008 and $28,515,
respectively)                        430,617      404,081
Materials and supplies                16,238       12,928
Deferred income taxes                 26,400       43,588
Prepayments and other                 29,052       31,089
- ------------------------------------------------------------
     Total Current Assets            530,766      523,135
- ------------------------------------------------------------
Property, plant and equipment, net   905,266      881,309
Goodwill and customer base           554,665      550,081
Deferred and other assets            193,327      154,067
- ------------------------------------------------------------
        Total Assets              $2,184,024   $2,108,592
- ------------------------------------------------------------
LIABILITIES AND SHAREOWNERS'EQUITY
Current Liabilities
Accounts payable                 $   414,873   $  381,680
Dividends payable                     35,003       33,247
Debt due within one year               6,232       14,871
Taxes accrued                         40,344       26,842
Other liabilities                     13,803       47,561
- ------------------------------------------------------------
     Total Current Liabilities       510,255      504,201
Long-Term debt                       561,781      618,867
Deferred income taxes                  6,046       15,644
Deferred employee benefits
obligation                            64,524       58,385
- ------------------------------------------------------------
Total Liabilities                  1,142,606    1,197,097
- ------------------------------------------------------------

Shareowners' Equity
Preferred stock                       22,761       22,769
Common stock, par value $1.00,
authorized 300,000,000
shares; 163,346,178 shares and
158,063,387 shares
issued in 1996 and 1995              163,346      158,063
Capital in excess of par value       492,245      420,172
Retained earnings                    372,444      317,149
- ---------------------------------------------------------
                                   1,050,796      918,153
- ---------------------------------------------------------
Less -
Treasury stock, 6,375 shares in          147          147
1996 and 1995, at cost
Unearned compensation -
restricted stock plan                  9,231        6,511
- ------------------------------------------------------------
     Total Shareowners' Equity     1,041,418      911,495
- ------------------------------------------------------------
          Total Liabilities and
          Shareowners' Equity     $2,184,024   $2,108,592
============================================================

 See accompanying Notes to Consolidated Financial
 Statements.

                       FRONTIER CORPORATION
               Consolidated Statements of Cash Flows
                            (Unaudited)
                                               6 Months Ended June 30,
In thousands of dollars                            1996             1995
- ------------------------------------------------------------------------
Operating Activities
Net income                                     $126,329         $104,719
- ------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
    provided by operating activities:
   Cumulative effect of change in
   accounting principle                           12,396            -
   Acquisition related charges                        -            4,750
   Depreciation and amortization                 92,714           76,858
   Gain on sale of assets                        (4,976)          (4,826)
   Equity earnings from unconsolidated
   wireless interests                            (3,140)          (1,559)
   Other, net                                     1,724              372
   Changes in operating assets and liabilities, exclusive
    of impacts of purchase acquisitions:
     Increase in accounts receivable            (26,413)         (38,395)
     Increase in materials and supplies          (3,310)             (89)
     Decrease in prepayments and other assets     1,333            5,790
     Increase in deferred and other assets      (23,613)         (11,439)
     Decrease in accounts payable                  (720)         (18,680)
     Increase in taxes accrued and other
      liabilities                                59,054            3,992
     Increase in deferred employee benefits
      obligation                                  6,139            5,671
     Increase (decrease) in deferred income taxes 7,590             (810)
- ------------------------------------------------------------------------
 Total adjustments                              118,778         $ 21,635
- ------------------------------------------------------------------------
 Net cash provided by operating activities      245,107         $126,354
- ------------------------------------------------------------------------
Investing Activities
Expenditures for property, plant and equipment (114,319)         (51,694)
Decrease in short-term investments                    -            8,757
Investment in cellular partnerships             (25,273)         (12,539)
Purchase of companies, net of cash acquired      (9,118)        (155,598)
Other investing activities                       10,441           (6,106)
- ------------------------------------------------------------------------
 Net cash used in investing activities         (138,269)        (217,180)
- ------------------------------------------------------------------------

Financing Activities
Proceeds from issuance of long-term debt              -           39,568
Repayments of debt                              (70,717)         (104,503)
Dividends paid                                  (68,659)         (32,764)
Treasury stock, net                                   -          (10,041)
Issuance of common stock, net                    29,556            2,008
Distribution to shareowners of pooled company         -           (2,287)
Other financing activities                           (8)              (8)
- ------------------------------------------------------------------------
 Net cash used in financing activities         (109,828)        (108,027)
- ------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents        (2,990)        (198,853)
Cash and Cash Equivalents at Beginning of Period 31,449          359,309
- ------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $  28,459         $160,456
========================================================================
See accompanying Notes to Consolidated Financial Statements.

Note 1: Consolidation

   The  consolidated  financial information  includes  the
accounts  of Frontier Corporation and its affiliates  (the
"Company"  or "Frontier").  In the opinion of  management,
the  financial  statements reflect all  adjustments  of  a
normal and recurring nature which are necessary to present
fairly the financial positions, results of operations  and
cash  flows  for  the  interim  periods.  Preparation   of
financial statements in conformity with generally accepted accounting principles requires the use of management estimates.

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

Note 2 :  Pooling of Interests Transactions

   On  August 16, 1995, the shareowners of the Company and
ALC Communications Corporation (ALC) approved a merger  of
the  two  companies.  ALC, through its  subsidiary  Allnet
Communication    Services,    Inc.    (renamed    Frontier
Communications Services Inc.), provides long distance products and services primarily to small and medium-sized business customers and carrier customers nationwide. Under the terms of the merger agreement, the Company exchanged two shares of its common stock for each of ALC's common shares. The total shares issued by the Company to effect the merger were 69.2 million. At the time of the merger, ALC had 3.9 million stock options and 3.3 million stock warrants outstanding providing for the purchase of an equal number of its shares on exercise. As a result of the merger, each of these options and warrants was converted into an option or warrant for two shares of the Company's stock. The transaction has been accounted for as a pooling of interests and the consolidated financial statements have been restated for all periods prior to the merger to include the accounts and operations of ALC.

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

Note 3:      Purchase Acquisitions

   In  March  1996,  the  Company acquired  a  55  percent
interest  in  the New York  RSA No. 3 Cellular Partnership
(RSA  No. 3).  RSA No. 3 is a provider of cellular  mobile
telephone service in the New York State Rural Service Area
No.  3.   RSA No. 3 encompasses much of the Southern  Tier
Area of New York State. The Company's interest in RSA  No.
3  is  managed by Frontier Cellular, a 50/50  owned  joint
venture  with Bell Atlantic/NYNEX Mobile and the operating
results   are   reported  using  the  equity   method   of
accounting.   The Company paid $25.3 million in  cash  for
its interest in RSA No. 3.

   In  November 1995, the Company acquired the  assets  of
LINK-VTC,  Inc.  (LINK-VTC),  a  Boulder,  Colorado  based
telecommunications   company   specializing    in    video
conferencing services. The Company paid $13.4 million in cash for LINK-VTC, including a payment of $4.3 million made in June 1996 as settlement of the original earn-out agreement.

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

   In May  1995, the Company completed its purchase of WCT
Communications, Inc. (WCT). WCT is a facilities-based long
distance  carrier  providing  commercial  and  residential
services in 45 states. The Company paid approximately  $80
million for all of the outstanding shares of WCT.

   In  March 1995, the Company, through ALC, completed its
acquisition    of    ConferTech    International,     Inc.
(ConferTech), a telecommunications company specializing in teleconferencing services and audio bridge equipment. ALC paid approximately $66 million in cash for ConferTech.
  In March 1995, the Company completed its purchase of the cellular partnership Minnesota Southern Cellular Telephone
Company (MSCTC). A total of approximately 867,000 shares of Frontier common stock were reissued from treasury in exchange for all of the shares of the two corporate partners of MSCTC. The treasury shares were acquired from the sale of Ontonagon County Telephone Company and open market purchases. MSCTC is the non-wireline provider of cellular service in Minnesota Rural Service Area No. 10.

Note 4 :  Acquisition Related Charges

   In  connection  with the August 1995 merger  with  ALC,
Frontier  recorded a one-time pre-tax acquisition  related
charge of $109.5 million in the third quarter of 1995.   A
one-time pre-tax acquisition charge of $4.8 million was recorded in the first quarter of 1995 as a result of the acquisition of ASI. The integration of the acquired companies resulted in instances of redundant facilities, equipment and staffing. The acquisition related charges include investment banker fees, legal fees and other direct costs resulting from the merger with ALC and the ASI transaction.

   The  acquisition  related charges were  reported  as  a
separate  component  of operating expenses  for  the  1995
results.  Through  a  combination of attrition  and  force
reductions,  the  Company  has  reduced  its   number   of
employees  in the Long Distance and administrative  areas.
As  of  June 30, 1996, 385 employees have been paid  $11.7
million  in severance benefits which were charged  to  the
reserve.  The Company believes that the reserve balance of
$40.8  million  at  June  30, 1996  is  adequate  for  the
completion of the integration activities.  The accrual for
acquisition   related  charges  is  included   in   "Other
liabilities" and "Property, plant and equipment" on the consolidated balance sheets.

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

   These  assets held for disposal consist principally  of
telephone  switching  equipment  in  the  Company's  Local
Communications   Services   segment   as   a   result   of
management's commitment, in late 1995, to a central office switch consolidation project primarily at the Rochester
Telephone Corp. and Frontier Communications of New York subsidiaries.

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

   Cash  flows  from  financing activities  include  $29.6
million  of cash proceeds from stock options and  warrants
exercised  during the first half of 1996.   The  resultant
tax benefit realized from the exercise of stock options of $43.8 million is reflected as an adjustment to capital in excess of par value and taxes accrued.

      Actual  interest  paid was $21.1 million  and  $27.0
million for the six month period ended June 30, 1996, and June 30, 1995, respectively. In addition, actual income taxes paid were $23.7 million for the six months ended
June  30, 1996, and $61.6 million for the six months ended
June 30, 1995.

Note 9: Major Customer

      The Company's 1996 revenues include the impact of  a
major    carrier   customer   whose   revenues    comprise
approximately 18% of consolidated revenues for the six month period ended June 30, 1996.


Note 10:     Commitments and Contingencies

    It   is  anticipated  that  the  Company  will  expend
approximately  $225 million to $250 million for  additions
to   property,  plant  and  equipment  during  1996.    In
connection with this capital program, the Company has made
certain  commitments  for  the purchase  of  material  and
equipment.   In  addition,  the  Company  is   considering
entering certain commitments in the near future for the purchase or construction of additional network facilities not included in the $225 million to $250 million.


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Three Months Ended June 30, 1996 and 1995

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

RESULTS OF OPERATIONS

Consolidated

   Revenues  for  the second quarter of 1996  were  $670.3
million,  up  $163.4 million or 32.2% over the  comparable
period   in  1995.  The  increase  in  revenue  is  driven
primarily  by  significant growth in  the  Company's  long
distance   segment.   Revenue  growth  is   due   to   the
significant  increase  in  traffic  volume  in  the   long
distance segment and from billable minutes and access line growth in the local communications segment. Operating income was $122.7 million for the three months ended June
30, 1996, up $26.4 million or 27.4% from the same three months in 1995. The improvement in operating income is attributable to revenue growth and improved operating efficiencies.

Business Segments

   The  Company simplified its business segment  reporting
at  the  beginning of 1996 to reflect the predominance  of
its  two major operating segments, long distance and local
communications  services.  The  Company  now  reports  its
operating   results  in  three  segments:  Long   Distance
Communications  Services,  Local  Communications  Services
and   Corporate  Operations  and  Other.   The   company's
majority interests in two wireless properties, which were previously reported as a Wireless Communications Services segment, have been consolidated under Corporate Operations and Other. A review of the 1996 and 1995 second quarter results of each business segment follows.

Long Distance Communications Services

   Long Distance Communications Services is the Company's largest segment in terms of size and growth, accounting for 74.3% of the Company's 1996 second quarter revenues, as compared to 66.7% for the same period in 1995.

   Long  distance revenues totaled $497.8 million  in  the
second  quarter  of  1996,  a $159.5  million,  or  47.1%,
increase  over the same quarter in 1995.  The increase  in
long   distance  revenues  is  attributed  to  significant
traffic  growth.   Traffic in long  distance  reached  3.7
billion  minutes  in the second quarter,  an  increase  of
63.6%  over  the  same  quarter  in  1995.  Adjusting  for
purchase   acquisitions,  internal   growth   in   traffic
increased 42.6% for the quarter. Revenue growth was also impacted by the continued success of Frontier's unified product set, Clear Value, which was introduced to small and mid-sized businesses nationwide in October 1995.
Reported revenue growth was also aided by the impact of 1995 purchase acquisitions. Adjusting for the impact of these acquisitions, revenues grew approximately 29.4% in the quarter as compared to the prior year.

   Revenue growth continues to be impacted positively by a
major   carrier  customer  whose  traffic  has   increased
substantially   throughout   the   year   and   represents
approximately 19% of second quarter 1996 consolidated revenues. Effective June 17, 1996, the Company entered into a new agreement with this customer which eliminates the customer's existing minimum monthly commitment for 1+ service in exchange for an extension of the exclusivity for the Company to carry the customer's enhanced services traffic. As a result of this new agreement, the customer will be diversifying its 1+ traffic distribution to one or more additional carriers this year. However, the Company expects to retain significant traffic volumes and the contractual changes negotiated in June are not expected to materially impact operating income.

  The results of operations for the second quarter include
the impact of operating synergies achieved as a result  of
the  ongoing  integration of the long  distance  companies
acquired  during  1995  and  the  consolidation   of   the
Company's long distance switch network.

    Costs  and  expenses  for  long  distance  operations,
excluding  nonrecurring charges, increased $135.5  million
in the second quarter of 1996.  This increase is primarily
driven  by  the  increased traffic volumes resulting  from
internal   growth  and  purchase  acquisitions.  Operating
costs,  excluding  purchase  acquisitions,  increased   by
$107.2 million over the comparable period in 1995. Cost of
access  represented 62.1%  of total revenue for the second
quarter  of 1996,  versus 58.2% in the prior year quarter.
The increase in cost of access is attributable in part  to
a contract with one of the Company's major customers which
provides the customer with lower prices as a result of the
increased    volume   of   traffic   carried.    Increased
depreciation, amortization, selling and administrative expenses accounted for $20.7 million of the increased operating costs.

   Operating income for long distance rose 49.1% to  $72.9
million  for  the  three  months  ended  June  30,   1996.
Operating margin as a percent of revenue was 14.6% for the
second  quarter of 1996, up from 14.4% for the same period
in  1995  and  13.0% for the first quarter  of  1996.  The
sequential  improvement in operating margin  is  a  direct
result   of   the  continued  realization   of   operating
efficiencies gained through the integration of several long distance acquisitions completed during 1995.


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

   Revenues for Local Communications Services were  $161.4
million in the three month period ended June 30, 1996,  an
increase  of  $6.2  million or 4.0%  over  the  comparable
period  in  1995. This increase is the result of   a  3.6%
increase  in access lines, a 6.5% increase in  minutes  of
use  and  ongoing sales of enhanced features and services.
The  Rochester,  New  York operation continued  its  solid
growth  with a 4.7% increase in revenues over  the  second
quarter of the prior year.  This growth is attributable in
part  to  aggressive marketing, new products   and  higher
demand for services in the open market environment. See discussion of the Open Market Plan on page 22.

   Costs  and expenses in the second quarter of  1996  for
Local   Communications  Services  were   $108.2   million,
relatively  consistent with the second  quarter  in  1995.
The Rochester, New York operation continued to incur costs
relating  to the contract negotiations with Communications
Workers of America, Local 1170, (the "Union") as discussed
in  the  first quarter results of operations.  During  the
second  quarter, these costs were primarily  for  enhanced
security  coverage and are included in operating expenses.
The  contract negotiations are currently at an impasse and
the  Rochester company has implemented the  terms  of  its
final  offer as of April 9, 1996.  The Union filed  unfair
labor   practice   complaints  with  the  National   Labor
Relations Board (the "NLRB").  In June,  Frontier received
a  favorable determination after review within the  agency
which rejected all unfair labor practice claims that could
have  impacted the declaration of impasse.  The Union  has
appealed these decisions within the NLRB. In addition, the
Rochester telephone operation experienced increased  costs
and expenses during the second quarter of 1996 as a result
of  an  increased  repair  load due  to  the  wet  weather
conditions  in  the  spring.   The  increased  costs   and
expenses   at  the  Rochester  telephone  operation   were
partially offset by reduced costs and expenses at the regional telephone operations as a result of continued operating efficiencies.

  During late 1995, management committed to a major switch consolidation plan at its Rochester Telephone and Frontier
Communications of New York subsidiaries. The three-year plan to consolidate host switches by over 60% is projected to improve network efficiency and reduce the cost of maintenance and software upgrades.

Corporate Operations and Other

   Corporate  Operations  is  comprised  of  the  expenses
traditionally   associated  with   a    holding   company,
including  executive  and  board  of  directors  expenses,
corporate   finance  and  treasury,  investor   relations,
corporate   planning,   legal   services   and    business
development.   The  Other category is  comprised  of   the
Company's   majority   ownership  interest   in   wireless
operations  and Frontier Network Systems ("FNS").   As  of
June  30,  1996, wireless operations included the  Alabama
RSAs  No.  4  and No. 6, in which the Company  has  a  70%
interest, and Minnesota RSA No. 10, in which the Company acquired a 100% interest in late March 1995. This latter acquisition was accounted for as a purchase transaction.
FNS markets and installs telecommunications systems and equipment.

     Revenues in the second quarter of 1996 decreased $2.3 million or 17.4% as compared to the second quarter of 1995. This decrease is primarily due to a large equipment sale in the second quarter of 1995 by FNS.

Other Income Statement Items

  Interest Expense

  Interest expense was $11.8 million in the second quarter
of 1996, a $2.0 million decline from the second quarter of
1995.   This  decrease is attributed to lower debt  levels
and a higher proportion of variable rate debt outstanding.
The Company refinanced over $140 million of 9% fixed rate debt in the third and fourth quarters of 1995 with variable rate debt, which carried lower interest rates having a positive effect on interest expense in the second quarter of 1996.

  Equity Earnings from Unconsolidated Wireless Interests

   The Company's minority interests in wireless operations
and  its  50%  interest  in  the Frontier  Cellular  joint
venture  with  Bell Atlantic/NYNEX Mobile in  upstate  New
York  and Pennsylvania are accounted for using the  equity
method.   This  method  of  accounting  results   in   the
Company's proportionate share of earnings being reflected in a single line item below operating income.

  Equity earnings from the Company's interests in wireless
partnerships  in  the second quarter  of  1996  were  $1.7
million,  an  increase  of $.5  million  over  1995.   The
increase  over the prior year is the result of significant
customer  growth and increased minutes of use.  A  portion
of  the  growth  is attributable to the expansion  of  the
Frontier  Cellular joint venture into other areas  of  New
York   and  Pennsylvania.   Adjusting  for  this   network
expansion,  customer  base  grew  approximately  56%   and
revenues increased 65% over the second quarter of 1995.


  Interest Income

   Interest income in the second quarter of 1996 amounted to $.8 million, a decrease of $2.8 million from second quarter 1995. This decrease is attributable to reduced cash balances in 1996 as a result of the acquisition program that took place throughout 1995.

  Income Taxes

   The effective income tax rate for the second quarter of
1996 is 38.8% versus 38.5% for the second quarter of 1995.
The increase in the effective rate is primarily due to  an
increase  in  nondeductible goodwill amortization  in  the
first   half   of   1996  resulting  from  1995   purchase
acquisitions.


          Six Months Ended June 30, 1996 and 1995


RESULTS OF OPERATIONS

Consolidated

   Revenues  for  the first six months of 1996  were  $1.3
billion,  up $359.5 million or 37.2 % over the  comparable
period  in  1995.   The increase in revenue  is  primarily
driven  by  significant  growth  in  the  Company's   long
distance  segment.  Revenue growth is due to a significant
increase  in  traffic volume in the long distance  segment
and  from billable minutes and access line growth  in  the
local  communications segment. Operating income was $234.6
million  for the six months ended June 30, 1996, up  $51.0
million  or 27.8% from the same six months in  1995.   The
improvement in operating income is attributable to revenue growth and improved operating efficiencies.

    Income   before  the  cumulative  effect  of  adopting
Statement of Financial Accounting Standards No.  121  (FAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in the first six months of 1996 amounted to $134.3 million, an increase of a $29.6 million increase, or 28.3%, over the comparable period in 1995. Earnings per share before the adoption of FAS 121 were $.82 in 1996 versus $.65 in 1995.

   The  results  for the first quarter of  1996  and  1995
include certain one time events.  During the quarter ended
March  31,  1996, the Company sold its minority investment
in  a Canadian long distance company for a pre-tax gain of
$5.0  million.  This gain was partially offset  by  higher
operating   costs  in  the  Company's  largest   telephone
subsidiary  pertaining  to  increased  labor  and  related
expenses  in  connection  with work  stoppage  preparation
costs  for a bargaining unit contract. In March 1995,  the
Company   sold  Ontonagon  County  Telephone  Company   in
Michigan and its subsidiary Midway Telephone Company.  The
sale  resulted  in  a non-taxable gain  of  $4.8  million.
Additionally, the Company recorded a $4.8 million  pre-tax
charge  for  costs related to the acquisition  of  a  long
distance  company  in  March  1995.   Earnings  per  share
normalized for these one time events amounted to $.81 and $.64 for the six month periods ended June 30, 1996 and 1995, respectively.

Business Segments

   The  Company simplified its business segment  reporting
at  the  beginning of 1996 to reflect the predominance  of
its  two major operating segments, long distance and local
communications  services.  The  Company  now  reports  its
operating   results  in  three  segments:  Long   Distance
Communications  Services,  Local  Communications  Services
and   Corporate  Operations  and  Other.   The   company's
majority interests in two wireless properties, which  were
previously reported as a Wireless Communications  Services
segment, have been consolidated under Corporate Operations
and  Other.   A  review of the 1996 and  1995  six  months
results of each business segment follows.

Long Distance Communications Services

   Long  distance revenues totaled $983.9 million  in  the
first  half of 1996, a $347.7 million, or 54.7%,  increase
over  the  same  period in 1995. Revenues  from  the  long
distance  segment   account for  74.2%  of  the  Company's
consolidated  1996 revenues as compared to 65.9%  for  the
same  period  in  1995.  The  increase  in  long  distance
revenues is driven by significant traffic growth.  In  the
first  six months  of 1996, long distance traffic  reached
7.3  billion  minutes, an increase of 74%  over  the  same
period  in  1995.  Adjusting  for  purchase  acquisitions,
internal  growth in traffic increased 43.8% for the  year.
Revenue  growth  continues to be impacted by  the  ongoing
success  of  Frontier's unified product set, Clear  Value,
which  was  introduced  to small and mid-sized  businesses
nationwide in October 1995.  Revenue growth, as  reported,
was    also   positively   impacted   by   1995   purchase
acquisitions.   Adjusting  for   the   impact   of   these
acquisitions, revenues grew approximately 30.1% in the first half of 1996.

   Revenue growth was also impacted positively by a major carrier customer whose traffic has increased substantially throughout the year and represents approximately 18% of 1996 consolidated revenues. Effective June 17, 1996, the
Company entered into a new agreement with this customer which eliminates the customer's existing minimum monthly commitment for 1+ service in exchange for an extension of the exclusivity for the company to carry the customer's enhanced services traffic. As a result of this amended agreement, the customer will be diversifying its traffic distribution to one or more additional carriers this year.
However, the Company expects to retain significant traffic volumes and the contractual changes negotiated in June are not expected to materially impact operating income.

    Costs  and  expenses  for  long  distance  operations,
excluding nonrecurring charges, increased $307.6   million
in the first half of 1996.  This increase is primarily the
result   of  increased  traffic  volumes  resulting   from
internal   growth  and  purchase  acquisitions.  Operating
costs,  excluding  purchase  acquisitions,  increased   by
$248.6 million over the comparable period in 1995. Cost of
access  represented 62.2% of total revenue for  the  first
two  quarters  of  1996, versus 57.7%  in  the  comparable
period  in  1995.  The  increase  in  cost  of  access  is
attributable  in  part  to  a contract  with  one  of  the
Company's major customers which provides the customer with
lower  prices  as  a  result of the  increased  volume  of
traffic  carried.   Selling  and  administrative  expenses
accounted for $33.9 million of the increased operating costs.

    Operating   income   for  long   distance,   excluding
nonrecurring charges, rose  41.8 % to $136.1  million  for
the  six  months  ended June 30, 1996.  Operating  margin,
before  nonrecurring charges, decreased from 15.1% in  the
first  half of 1995 to 13.8% for the first half  of  1996.
The  reduction  in  operating  margin  in  the  first  two
quarters  of  1996 is partially the result of  a  contract
with  one  of   the  Company's major customers  which  was
amended in the fourth quarter of 1995 to give the customer
lower  prices  as  a  result of the  increased  volume  of
traffic  carried.  Additionally, the Company made  several
purchase  acquisitions in 1995 that impact  year-over-year
comparisons.   Improved operating margins  for  sequential
quarters in 1996 reflect the realization of operating efficiencies gained through the integration of these long distance companies acquired.

Local Communications Services

   Revenues for Local Communications Services were  $319.8
million  in the six month period ended June 30,  1996,  an
increase  of  $12.0  million or 3.9% over  the  comparable
period  in  1995.  This  segment accounted  for  24.1%  of
consolidated revenues in the first two quarters of 1996 as
compared  to  31.9%  for the same period  in  1995.  Total
access  lines  increased  at an annualized  rate  of  2.7%
during  the first six months of 1996. The Rochester market
continued  its  solid  growth  with  a  5.1%  increase  in
revenues  over  the first half of the  prior  year.   This
growth is attributable in part to aggressive marketing, new products and a higher demand for services in the open market environment. See discussion of the Open Market Plan on page 22.

   Costs and expenses in the first half of 1996 for  Local
Communications Services were $215.8 million,  an  increase
of  $4.9  million  or 2.3% over the first  half  of  1995.
During  the first quarter of 1996, the Rochester telephone
operation experienced increased costs and expenses related
to  higher  labor  expenses resulting from  work  stoppage
preparation costs. These expenses, which were incurred  in
connection  with contract negotiations with Communications
Workers  of  America,  Local  1170,  (the  "Union"),  were
necessary  to ensure continued high standards of  customer
service  in  the  event  of a work stoppage.  The  Company
continued  to incur additional expenses during the  second
quarter,   primarily   relating  to  additional   security
coverage.  The contract negotiations are currently  at  an
impasse  and  the  Rochester company has  implemented  the
terms  of  its final offer as of April 9, 1996. The  Union
filed  unfair labor practice complaints with the  National
Labor  Relations  Board (the "NLRB").  In  June,  Frontier
received a favorable determination after review within the
agency,  rejecting all unfair labor practice  claims  that
could have affected the declaration of impasse.  The Union
has appealed these decisions within the NLRB. In addition,
the  Rochester  telephone operation experienced  increased
costs and expenses during the second quarter of 1996 as  a
result  of an increased repair load due to the wet weather
conditions  in  the  spring.   The  increased  costs   and
expenses   at  the  Rochester  telephone  operation   were
partially offset by reduced costs and expenses at the regional telephone operations as a result of continued operating efficiencies.

   Operating income for the first two quarters of 1996 was
$104.0 million, an increase of $7.0 million, or 7.3%  over
the  first  two quarters  of  1995. Operating margins  for
the  six month period improved from 31.5% in 1995 to 32.5%
in   1996,   driven  by  improvements  in   the   Regional
Operations, whose operating margin increased to 40.6%.

  During late 1995, management committed to a major switch consolidation plan at its Rochester Telephone and Frontier
Communications of New York subsidiaries. The three-year plan to consolidate host switches by over 60% is projected to improve network efficiency and reduce the cost of maintenance and software upgrades.

Corporate Operations and Other

   Corporate  Operations  is  comprised  of  the  expenses
traditionally   associated  with   a    holding   company,
including  executive  and  board  of  directors  expenses,
corporate   finance  and  treasury,  investor   relations,
corporate   planning,   legal   services   and    business
development.   The  Other category is  comprised  of   the
Company's   majority   ownership  interest   in   wireless
operations  and Frontier Network Systems ("FNS").   As  of
June  30,  1996, wireless operations included the  Alabama
RSAs  No.  4  and No. 6, in which the Company  has  a  70%
interest, and Minnesota RSA No. 10, in which the Company acquired a 100% interest in late March 1995. This latter acquisition was accounted for as a purchase transaction.
FNS markets and installs telecommunications systems and equipment.

Other Income Statement Items

  Interest Expense

   Interest expense was $23.5 million in the first half of 1996, a $3.9 million decline from 1995. This decrease is attributed to lower debt levels and a higher proportion of variable rate debt outstanding. The Company refinanced over $140 million of 9% fixed rate debt in the third and fourth quarters of 1995 with variable rate debt, which carried lower interest rates, having a positive effect on interest expense in the first two quarters of 1996.

  Equity Earnings from Unconsolidated Wireless Interests

   The Company's minority interests in wireless operations
and  its  50%  interest  in  the Frontier  Cellular  joint
venture  with  Bell Atlantic/NYNEX Mobile in  upstate  New
York   and Pennsylvania are accounted for using the equity
method.   This  method  of  accounting  results   in   the
Company's proportionate share of earnings being reflected in a single line item below operating income.

  Equity earnings from the Company's interests in wireless
partnerships in the first half of 1996 were $3.1  million,
an  increase of $1.6 million over 1995.  The increase over
the  prior  year  is  the result of  significant  customer
growth  and  increased minutes of use.  A portion  of  the
growth  is  attributable to the expansion of the  Frontier
Cellular  joint venture into other areas of New  York  and
Pennsylvania.   Adjusting  for  this  network   expansion,
customer   base  grew  approximately  56%   and   revenues
increased  62% over the first half of 1995.

  Interest Income

   Interest  income in the first half of 1996 amounted  to
$1.3  million, a decrease of $6.2 million from first  half
1995.   This decrease is due to lower cash balances  as  a
result of the Company's long distance acquisition program subsequent to the first quarter of 1995.

  Income Taxes

   The effective income tax rate for the first six months of 1996 is 38.8% versus 37.9% for the first half of 1995.
The increase in the effective rate was primarily due to the nontaxable gain on the sale of Ontonagon Telephone in March 1995 and an increase in nondeductible goodwill amortization in the first half of 1996 resulting from 1995 purchase acquisitions.

FINANCIAL CONDITION

Review of Cash Flow Activity

   At June 30, 1996, the Company had $28.5 million in cash
and  cash equivalents compared with $160.5 million at June
30,  1995,  a decrease of $132.0 million.  Cash  generated
from  operations amounted to $245.1 million  for  the  six
months  ended June 30, 1996 as compared to $126.4  million
for the same period in 1995.  Offsetting the cash provided
by  operating  activities in 1996  was  a  $138.3  million
outflow   for   investing   activities   (mainly   capital
expenditures of $114.3 million and investment in  cellular
properties of $25.3 million) and a $109.8 million  outflow
for financing activities including debt retirements ($70.7
million),  dividend payments ($68.7 million) and  proceeds
from  stock option exercises ($29.6 million).   Cash  flow
from  operations generated in the first half of  1995  was
offset  by  a  $217.2  million use of cash  for  investing
activities  (primarily  capital  expenditures   of   $51.7
million and purchase acquisitions of $155.6 million) and a
$108.0  million outflow for financing activities including
net  debt  retirements ($64.9 million), dividend  payments
($32.8  million)  and purchases of treasury  stock  ($10.0
million). Also, see Note 3 to the Financial Statements for cash spent on acquisitions during 1995 and 1996.


EBITDA

    Earnings  before  interest,  taxes,  depreciation  and
amortization  (EBITDA)  is  a  common  measurement  of   a
company's  ability to generate cash flow from  operations.
EBITDA  should be used as a supplement to, rather than  in
place  of,  cash from operating activities.  The Company's
EBITDA,  normalized for certain one time events previously
discussed, was $330.1 million and $265.2 million  for  the
six   month  periods  ending  June  30,  1996  and   1995,
respectively.   The  increase  in  EBITDA   is   primarily
attributable to growth in the long distance segment.

Debt

   At June 30, 1996, the Company's total debt amounted  to
$568.0  million, a decrease of $65.7 million from December
31,  1995.  This decrease is mainly the result of a  $57.5
million net reduction in long-term revolving bank debt, the repayment of an $8.0 million note payable related to the November 1995 purchase of Link-VTC, Inc. and the repayment of approximately $1.5 million of various issues of Rural Utilities Service (RUS) and Rural Telephone Bank
(RTB) debt.

Debt Ratio and Interest Coverage

   The  Company's debt ratio (total debt as a  percent  of
total  capitalization) was 35.3%  at  June  30,  1996,  as
compared  with  41.0%  at  December  31,  1995.    Pre-tax
interest  coverage,  excluding nonrecurring  charges,  was
10.7 times for the six months ended June 30, 1996, as compared with 7.5 times for the same period in 1995.

Capital Spending

   Through June  1996, gross capital expenditures amounted
to  approximately  $114.3 million  as  compared  to  $51.5
million  in the prior year.  The Company plans to spend  a
total of approximately $225 million to $250 million on its
capital  program during the full year in 1996.   The  full
year capital program could represent an increase of up  to
$87.4  million over the 1995 level.  The capital  increase
in  1996  is  required  to keep pace  with  the  Company's
growth.   Specific  projects include the  placement  of  a
Competitive  Local Exchange Carrier (CLEC) switch  in  New
York City, the purchase of certain facilities to service international traffic, the placement of switches with expanded capacity in the network and the expansion of Enhanced Services platforms.

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

Dividends

   On June 17, 1996, the Board of Directors declared the second quarter 1996 dividend of 21.25 cents per share on the Company's common stock, payable August 1, 1996 to shareowners of record on July 15, 1996.

OTHER ITEMS

Open Market Plan

  The Rochester, New York subsidiary (Rochester Telephone)
began  its second year of operations under the Open Market
Plan.  The  Open  Market Plan promotes  telecommunications
competition  in  the  Rochester,  New  York    market   by
providing  for  (1)  interconnection  of  competing  local
networks including reciprocal compensation for terminating
traffic, (2) equal access to network databases, (3) access
to  local  telephone  numbers  and  (4)  service  provider
telephone number portability. The inherent risk associated
with  opening the Rochester market to competition is  that
some   customers  are  able  to  purchase  services   from
competitors, which reduces the number of retail  customers
and  potentially  causes a decrease in  the  revenues  and
profitability for Rochester Telephone. However, results in
1995 and in the first six months of 1996, indicate that  a
stimulation  of demand in the use of the network  and  new
product  revenue can offset the loss of retail  customers.
Increased  competition may also lead to  additional  price
decreases  for  services,  adversely  impacting  Rochester
Telephone's margins. During the seven year period  of  the
Open  Market  Plan  Agreement, rate  reductions  of  $21.0
million, $11.5 million of which occurred through 1995 and an additional $2.5 million which commenced in January
1996, will be implemented for Rochester area consumers and rates charged for residential and business telephone service may not be increased. The Open Market Plan does not require Rochester Telephone to rebate any additional earnings achieved through operating efficiencies that previously would have been shared with customers.

   AT&T Communications of New York filed a complaint  with
the  PSC  for reconsideration of the Open Market  Plan  on
October 3, 1995. The complaint primarily seeks changes  in
the  wholesale discount, the minutes of use surcharge  and
changes in a number of operational and support activities.
Some  of  these issues are also being considered in  other
states  in  other unrelated local competition proceedings.
On  July 18, 1996, the NYSPSC issued an order establishing
a  temporary  wholesale discount of 13.5% and  eliminating
the  minutes  of use surcharge. The temporary discount  is
subject  to increase or decrease, retroactive to July  24,
1996,  when permanent wholesale rates are set. The  NYSPSC
has  indicated  that  it plans to set permanent  wholesale
rates in October 1996. In addition, on August 1, 1996, the
Federal  Communications Commission (the "FCC")  adopted  a
First Report and Order (the "First Report and Order") in a
core    rulemaking    proceeding    to    implement    the
Telecommunications  Act of 1996 (the "Act").   That  First
Report and Order established rules and guidelines to promote local competition, affecting the Company and all other competitors in local telecommunications markets.
The FCC's action is subject to reconsideration and to appellate review. The Company is considering its options with respect to the July 18th Order and the First Report and Order and cannot predict the outcome of these matters.

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

   From  February 1994 to October 1995, a  total  of  nine
complaints  were  filed  in  Hennepin  County  (Minnesota)
District  Court  by  various former  shareowners  of  ASI.
Included   among  the  defendants  are  ASI,  its   former
principal shareowners Steven Simon and James Weinert,  ASI
legal  counsel  and  Frontier. Class action  suits  allege
generally  that Simon and Weinert, with and  through  ASI,
embarked upon a scheme to gain control of ASI and  acquire
all  of  its  stock  through common law fraud,  breach  of
fiduciary  duty  and certain violations of  the  Minnesota
Business Corporation Act. This Act requires shareowners in
a  closely  held corporation to act fairly to one  another
and  refrain from misappropriation. Some of the complaints
assert  shareowner  derivative rights. The  one  complaint
that  names Frontier alleges that Frontier holds  the  ASI
stock  and  that  it should be required  to  hold  certain
Frontier  stock  that  was issued  to  Messrs.  Simon  and
Weinert in Frontier's acquisition of ASI in trust for  the
benefit  of the plaintiffs.  Although it is too  early  to
determine  the outcome of these suits, Frontier,  ASI  and
the  other  defendants  each  are  contesting  the  claims
asserted, and the parties have had discussions to  resolve
the  litigation. To date, no settlement has  been  reached
for the claims asserted against Frontier and discovery  in
the   actions  is  continuing.  In  connection  with   the
acquisition of ASI by Frontier, Simon and Weinert agreed to indemnify the Company for these claims.

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

Item  4  -  Submission of Matters to  a  Vote  of  Security
            Holders

       The Annual Meeting of Shareowners was held on April
24, 1996 for the purpose of electing a board of directors, approving the appointment of auditors, and voting on the proposals described below.

      All of management's nominees for Directors as listed in the proxy statement were elected with the following vote:

                                        For        Against

1.         Patricia C. Barron       139,252,234    518,413
2.         Ronald L. Bittner        139,192,349    578,298
3.         Raul E. Cesan            139,254,741    515,906
4.         Brenda E. Edgerton       139,263,785    506,862
5.         Jairo A. Estrada         139,240,520    530,127
6.         Michael E. Faherty       139,258,172    512,475
7.         Daniel E. Gill           138,850,783    919,864
8.         Alan C. Hasselwander     139,227,604    543,043
9.         Robert J. Holland, Jr.   139,236,808    533,839
10.        Douglas H. McCorkindale  139,232,879    537,768
11.        Marvin C. Moses          139,226,693    543,954
12.        Leo J. Thomas            139,238,795    531,851
13.        Richard J. Uhl           139,254,765    515,881

        The  appointment  of  Price  Waterhouse,  LLP   as
independent auditor for the fiscal year 1996 was approved with the following vote:


                                                     Broker
             For        Against       Abstain      Non-Votes

        139,009,462     451,837       309,347         -


   The Employees' Stock Option Plan proposal, to provide a broad-based stock option plan available to employees other than senior executives, was approved with the following vote:


                                                    Broker
            For         Against       Abstain     Non-Votes

        135,724,950    3,333,840      706,705       5,152

   The Directors Stock Incentive Plan proposal, to amend the Directors Stock Incentive Plan to increase the annual stock grants to non-employee Directors of the Company and its subsidiaries so that their retainers will be paid entirely in Company common stock, was approved with the following vote:


                                                    Broker
            For         Against        Abstain     Non-Votes

        126,865,484   11,661,419      1,238,591      5,152


Item 5 - Other Information

First Report and Order

       The Act, enacted into law in February 1996, requires the FCC and state commissions to remove barriers protecting telecommunications monopolies and to affirmatively promote competition. FCC and state commission action to implement the Act has been ongoing.

      On August 1, 1996, the FCC adopted a First Report and
Order   in  a  core  proceeding  to  implement  the   local
competition provisions of the Act.  The FCC order  provides
minimum  requirements  for  local  telephone  companies  to
follow to permit competitors to enter local markets, to use
the services and facilities of the large incumbent carrier,
and  to  compete  directly.   These  requirements  will  be
administered by the FCC itself, in some instances,  and  by
the states, in other instances.  For example, the FCC order
addresses  requirements  that  local  telephone  companies,
including     Rochester    Telephone     Corp.,     provide
interconnection, access to unbundled elements and discounts to other carriers to resell local services. The order also provides methods of obtaining interconnection and access to unbundled elements, as well as pricing methodologies for such interconnection and unbundled elements. The Company cannot predict what the impact of the 1996 Act and the First Report and Order will be at this time.


Item 6 - Exhibits and Reports on Form 8-K


(a)  See Exhibit Index


(b)  Reports on Form 8-K filed during the quarter:

         SEC Filing Date   Item No.   Financial Statements

         April 2, 1996         5                 None
         April 16, 1996        5                 None
         June 19, 1996         5                 None

                        SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   FRONTIER CORPORATION
                   -------------------------------------------
                       (Registrant)






Dated: August 13, 1996       /s/Richard A. Smith
                          By:--------------------------------
                             Richard A. Smith
                             Vice President and Controller
                             (principal accounting officer)

                       INDEX TO EXHIBITS




Exhibit
Number                   Description


3.1       Restated Certificate of Incorporation Incorporated by
                                                reference to
                                                Exhibit 3.1 to Form 10-K
                                                for the year ended
                                                December 31, 1995.

3.2       Amendment to Restated Certificate     Incorporated by reference
          of Incorporation                      to Exhibit 3.2 to
                                                Form 10-K for the year
                                                ended December 31, 1995.

3.3       Bylaws                                Incorporated by reference to
                                                Exhibit 3 to Form 10-Q for the
                                                quarter ended March 31,
                                                1995.

10.3     Amendment No. 2 to restated
         Management                             Filed herewith
         Pension Plan

11       Statement re: Computation of Earnings
         per Share of Common Stock on a
         Fully Diluted Basis (Unaudited)        Filed herewith

27       Financial Data Schedule                Filed herewith