Form 10-Q
period 1996-09-30
FRONTIER CORP /NY/
filed 1996-11-13
CIK 84567

                        FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE
              SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

                            or

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

  $1.00 Par Value Common Stock          163,688,560 as of
                                        October 31, 1996

                   FRONTIER  CORPORATION
                         Form 10Q
                           Index

                                                    Page Number
Part I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Business Segment Information for the
            three months ended September 30, 1996
            and September 30, 1995 and for the
            nine months ended September 30, 1996 and
            September 30, 1995                          3

            Consolidated Statements of Income for
            the three months ended September 30, 1996
            and September 30, 1995 and for the nine
            months ended September 30, 1996 and
            September 30, 1995.                         4

           Consolidated Balance Sheets as of
           September 30, 1996 and December 31, 1995     5

           Consolidated Statements of Cash Flows for
           the nine months ended September 30, 1996
           and September 30, 1995                       6

           Notes to Consolidated Financial Statements   7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results
           of Operations                               12

Part II.  OTHER INFORMATION

  Item 1. Legal Proceedings                            26

  Item 5. Other Information                            28

  Item 6. Exhibits and Reports on Form 8-K             29

  Signature                                            30

  Index to Exhibits                                    31

                     FRONTIER CORPORATION
                 Business Segment Information
                          (Unaudited)

                                                 3 Months Ended September 30,  9 Months Ended September 30,
 In thousands of dollars                                    1996         1995         1996         1995
-----------------------------------------------------------------------------------------------------------
Long Distance Communications Services
Revenues                                              $   496,011  $  404,414   $1,479,869   $1,040,560
Operating Income (Loss):
 Operating Income Before Acquisition Related Charges  $    76,409  $   55,019   $  212,535   $  151,036
 Acquisition Related Charges                                  -       (86,698)        -         (91,448)
----------------------------------------------------------------------------------------------------------
    Total Operating Income (Loss)                     $    76,409  $  (31,679)  $  212,535   $   59,588
Depreciation and Amortization                         $    21,026  $   18,637   $   61,039   $   41,312
Capital Expenditures                                  $    21,191  $   30,209   $   83,176   $   44,657
Identifiable Assets                                   $ 1,000,369  $  945,156   $1,000,369   $  945,156
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Local Communications Services
Revenues:
 Rochester, NY Operations                             $    80,853   $  78,804   $  244,703   $  234,735
 Regional Operations                                       79,923      78,167      235,898      230,107
-----------------------------------------------------------------------------------------------------------
    Total Revenues                                    $   160,776   $ 156,971   $  480,601   $  464,842
Operating Income:
 Operating Income Before Acquisition Related Charges:
 Rochester, NY Operations                             $    20,331   $  18,899   $   60,996   $   59,871
 Regional Operations                                       34,386      30,030       97,762       86,052
-----------------------------------------------------------------------------------------------------------
Operating Income Before Acquisition Related Charges   $    54,717   $  48,929   $  158,758   $  145,923
Acquisition Related Charges:
 Rochester, NY Operations                                    -         (1,589)        -          (1,589)
 Regional Operations                                         -         (8,660)        -          (8,660)
-----------------------------------------------------------------------------------------------------------
    Total Operating Income                            $    54,717   $  38,680    $  158,758  $  135,674
Depreciation and Amortization:
 Rochester, NY Operations                             $    13,686   $  13,778    $   40,400  $   41,756
 Regional Operations                                       11,752      12,597        35,650      37,176
-----------------------------------------------------------------------------------------------------------
    Total Depreciation and Amortization               $    25,438   $  26,375    $   76,050  $   78,932
Capital Expenditures                                  $    25,670   $  20,631    $   66,786  $   50,208
Identifiable Assets                                   $   931,217   $ 959,201    $  931,217  $  959,201
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Corporate Operations and Other
Revenues                                              $    12,282   $  10,001    $   34,027  $   31,944
Operating Loss:
 Operating Loss Before Acquisition Related Charges    $    (1,908)  $  (2,140)   $   (7,522) $   (6,806)
 Acquisition Related Charges                                 -        (12,542)         -        (12,542)
-----------------------------------------------------------------------------------------------------------
     Total Operating Loss                             $    (1,908)  $ (14,682)   $   (7,522)    (19,348)
Depreciation and Amortization                         $     1,076   $   1,271    $    3,165  $    2,897
Capital Expenditures                                  $     5,210   $   5,530    $   16,395  $   13,011
Identifiable Assets                                   $   252,872   $ 198,298    $  252,872  $  198,298
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Consolidated
Revenues                                              $   669,069   $ 571,386    $1,994,497  $1,537,346
Operating Income (Loss):
 Operating Income Before Acquisition Related Charges  $   129,218   $ 101,808    $  363,771  $  290,153
 Acquisition Related Charges                                 -       (109,489)         -       (114,239)
-----------------------------------------------------------------------------------------------------------
    Total Operating Income (Loss)                     $   129,218   $  (7,681)   $  363,771  $  175,914
Depreciation and Amortization                         $    47,540   $  46,283    $  140,254  $  123,141
Capital Expenditures                                  $    52,071   $  56,370    $  166,357  $  107,876
Identifiable Assets                                   $ 2,184,458  $2,102,655    $2,184,458  $2,102,655
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.



                      FRONTIER CORPORATION
              Consolidated Statements of Income
                         (Unaudited)

                                             3 Months Ended September 30,  9 Months Ended September 30,
 In thousands of dollars, except per share data      1996          1995      1996       1995
-------------------------------------------------------------------------------------------------
Revenues and Sales                               $669,069     $ 571,386   $ 1,994,497  $1,537,346
-------------------------------------------------------------------------------------------------
Costs and Expenses
Operating expenses                                479,496       411,147     1,453,206   1,088,089
Depreciation and amortization                      47,540        46,283       140,254     123,141
Taxes other than income taxes                      12,815        12,148        37,266      35,963
Acquisition related charges                             -       109,489          -        114,239
-------------------------------------------------------------------------------------------------
       Total Costs and Expenses                   539,851       579,067     1,630,726   1,361,432
-------------------------------------------------------------------------------------------------
Operating Income (Loss)                           129,218        (7,681)      363,771     175,914
Interest expense                                   10,167        13,547        33,623      40,877
Other income and expense:
 Gain on sale of assets                              -             -            4,976       4,826
 Equity earnings from unconsolidated wireless
  interests                                          2,601         1,311        5,741       2,870
 Interest income                                       380         1,317        1,684       8,868
 Other expense                                       -             1,051          989       2,623
-------------------------------------------------------------------------------------------------
Income (Loss) Before Taxes, Extraordinary Items and
 Cumulative Effects of Changes in Accounting
 Principle                                         122,032       (19,651)     341,560     148,978
Income taxes                                        48,255        (1,203)     133,436      62,707
-------------------------------------------------------------------------------------------------
Income (Loss) Before Extraordinary Items and
 Cumulative Effects of Changes in Accounting
 Principle                                          73,777       (18,448)     208,124      86,271
Extraordinary items                                   -         (117,987)         -      (117,987)
Cumulative effect of changes in accounting
 principles                                           -           (1,477)      (8,018)     (1,477)
-------------------------------------------------------------------------------------------------
Consolidated Net Income (Loss)                      73,777      (137,912)     200,106     (33,193)
Dividends on preferred stock                           297           297          886         890
-------------------------------------------------------------------------------------------------
Income (Loss) Applicable to Common Stock         $  73,480     $(138,209)    $199,220    $(34,083)
=================================================================================================
Dividends declared on common stock               $  34,814     $  49,402     $104,640    $ 66,392
Average common shares outstanding                  164,273       152,972      163,960     150,742
Earnings (Loss) Per Common Share
Income (Loss) before extraordinary items and
 cumulative effects of change in accounting
 principle                                       $     .45     $    (.12)    $   1.27    $    .56
     Extraordinary items                              -             (.77)         -          (.78)
     Cumulative effect of changes in
      accounting principles                           -             (.01)       (.05)        (.01)
-------------------------------------------------------------------------------------------------
Earnings (Loss) Per Common Share                 $     .45     $    (.90)    $  1.22     $   (.23)
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.


                        FRONTIER CORPORATION
                     Consolidated Balance Sheets
                                          September 30, December 31,
                                                   1996      1995
In thousands of dollars, except share data   (Unaudited)
-----------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                    $   30,118 $   31,449
Accounts receivable, (less allowance for
 uncollectibles of $33,269 and $28,515,
 respectively)                                  417,797    404,081
Materials and supplies                           15,430     12,928
Deferred income taxes                            23,628     43,588
Prepayments and other                            32,681     31,089
------------------------------------------------------------------
     Total Current Assets                       519,654    523,135
Property, plant and equipment, net              919,883    881,309
Goodwill and customer base                      545,570    550,081
Deferred and other assets                       199,351    154,067
------------------------------------------------------------------
        Total Assets                         $2,184,458 $2,108,592
------------------------------------------------------------------
------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Accounts payable                             $  355,284 $  381,680
Dividends payable                                35,098     33,247
Debt due within one year                          6,100     14,871
Taxes accrued                                    55,215     26,842
Other liabilities                                10,342     47,561
------------------------------------------------------------------
     Total Current Liabilities                  462,039    504,201
Long-Term debt                                  570,025    618,867
Deferred income taxes                                 -     15,644
Deferred employee benefits obligation            65,810     58,385
------------------------------------------------------------------
     Total Liabilities                        1,097,874  1,197,097
------------------------------------------------------------------
Shareowners' Equity
Preferred stock                                  22,761     22,769
Common stock, par value $1.00, authorized
 300,000,000 shares; 163,670,469 shares and
 158,063,387 shares issued in 1996 and 1995     163,670    158,063
Capital in excess of par value                  497,527    420,172
Retained earnings                               411,156    317,149
------------------------------------------------------------------
                                              1,095,114    918,153
Less -
Treasury stock, 6,375 shares in 1996 and
 1995, at cost                                      147        147
Unearned compensation - restricted stock plan     8,383      6,511
------------------------------------------------------------------
     Total Shareowners' Equity                1,086,584    911,495
------------------------------------------------------------------
       Total Liabilities and Shareowners'
        Equity                               $2,184,458 $2,108,592
------------------------------------------------------------------
------------------------------------------------------------------
 See accompanying Notes to Consolidated Financial Statements.

                    FRONTIER CORPORATION
            Consolidated Statements of Cash Flows
                         (Unaudited)
                                           9 Months Ended September 30,
In thousands of dollars                            1996             1995
------------------------------------------------------------------------
Operating Activities
Net income (loss)                              $200,106         $(33,193)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
   Extraordinary items                                -          189,977
   Cumulative effect of changes in accounting
    principles                                   12,396            2,272
   Acquisition related charges                        -          114,239
   Depreciation and amortization                140,254          123,141
   Gain on sale of assets                        (4,976)          (4,826)
   Equity earnings from unconsolidated
    wireless interests                           (5,741)          (2,870)
   Other, net                                     2,830              531
   Changes in operating assets and liabilities, exclusive
    of impacts of purchase acquisitions:
     Increase in accounts receivable            (11,888)         (69,713)
     Increase in materials and supplies          (2,502)          (2,286)
     Increase in prepayments and other assets    (2,295)         (28,531)
     Increase in deferred and other assets      (22,894)         (32,905)
     Decrease in accounts payable               (65,973)         (23,406)
     Increase (decrease) in taxes accrued and
      other liabilities                          76,709          (79,666)
     Increase in deferred income
      taxes                                      7,425           46,311
      (Decrease) increase in deferred employee
      benefits obligation                       (1,723)           9,021
------------------------------------------------------------------------
 Total adjustments                              121,622          241,289
------------------------------------------------------------------------
 Net cash provided by operating activities      321,728          208,096
------------------------------------------------------------------------
Investing Activities
Expenditures for property, plant and equipment (164,773)         (87,838)
Decrease in short-term investments                 -               8,259
Investment in cellular partnerships             (26,203)         (12,539)
Purchase of companies, net of cash acquired      (9,118)        (312,761)
Other investing activities                       10,441           (5,871)
------------------------------------------------------------------------
 Net cash used in investing activities         (189,653)        (410,750)
------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt             -           138,138
Repayments of debt                              (62,595)        (212,343)
Dividends paid                                 (103,675)         (50,063)
Treasury stock, net                                   -          (10,041)
Issuance of common stock, net                    32,872           25,026
Distribution to shareowners of pooled company         -           (2,290)
Other financing activities                           (8)              (8)
------------------------------------------------------------------------
 Net cash used in financing activities         (133,406)        (111,581)
------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents        (1,331)        (314,235)
Cash and Cash Equivalents at Beginning of Period 31,449          359,311
------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $  30,118        $  45,076
------------------------------------------------------------------------
------------------------------------------------------------------------
 See accompanying Notes to Consolidated Financial Statements.

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

Note 4 :  Acquisition Related Charges

   In  connection  with the August 1995 merger  with  ALC,
Frontier  recorded a one-time pre-tax acquisition  related
charge of $109.5 million in the third quarter of 1995.   A
one-time  pre-tax  acquisition  related  charge  of   $4.8
million  was recorded in the first quarter of  1995  as  a
result  of the acquisition of ASI. The integration of  the
acquired  companies  resulted in  instances  of  redundant
facilities,   equipment  and  staffing.   The  acquisition
related charges include investment banker fees, legal fees and other direct costs resulting from the merger with ALC and the ASI transaction.

   The  acquisition  related charges were  reported  as  a
separate  component  of operating expenses  for  the  1995
results.  Through  a  combination of attrition  and  force
reductions,  the  Company  has  reduced  its   number   of
employees  in the Long Distance and administrative  areas.
As of September 30, 1996, 436 employees have been paid a total of $13.4 million in severance benefits which were charged to the reserve. The remaining reserve balance is approximately $39.0 million and is primarily for redundant facilities currently being retired.

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

   Cash  flows  from  financing activities  include  $32.8
million  of cash proceeds from stock options and  warrants
exercised   through  the  third  quarter  of  1996.  The
resultant tax benefit realized from the exercise of stock options of $46.0 million is reflected as an adjustment to capital in excess of par value and taxes accrued.

      Actual  interest  paid was $33.2 million  and  $44.0
million for the nine month period ended September 30, 1996
and  1995, respectively.  In addition, actual income taxes
paid   were  $44.8  million  for  the  nine  months  ended
September 30, 1996, and $86.4 million for the nine months ended September 30, 1995.

Note 9: Major Customer

      The Company's 1996 revenues include the impact of  a
major    carrier   customer   whose   revenues    comprise
approximately 18% of consolidated revenues for the nine month period ended September 30, 1996.

Note 10:     Commitments and Contingencies

    It   is  anticipated  that  the  Company  will  expend
approximately  $225 million to $250 million for  additions
to   property,  plant  and  equipment  during  1996.    In
connection with this capital program, the Company has made
certain  commitments  for  the purchase  of  material  and
equipment. In October 1996, the Company announced plans to
build a nationwide fiber optic network.  Frontier will  be
investing approximately $500 million in this project  over
the  next  two  year period.  The network  expansion  will
increase  1996  capital expenditures by approximately  $75
million  to  $100 million above the $225 million  to  $250
million for the Company's base capital program.

Note 11:     Subsequent Events

   On  October  23,  1996, the Company  announced  that  a
definitive agreement has been signed with Alltel  to  sell
its  69.5%  equity interest in the South Alabama  Cellular
Communications   Partnership.  The  partnership   provides
cellular service to customers in Alabama RSA No. 4 and Alabama RSA No. 6. The Company anticipates that this transaction, which is subject to board of directors and regulatory approval, will be finalized in the fourth quarter of 1996 or early 1997. The Company expects to recognize a gain as a result of this transaction.


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

      Three Months Ended September 30, 1996 and 1995


DESCRIPTION OF BUSINESS

   Frontier Corporation (the "Company" or "Frontier") is a
diversified telecommunications company, serving more  than
two million customers throughout the United States and  in
several    foreign   countries.   Frontier   Corporation's
principal  lines of business are long distance  and  local
communications.  The  Company's other  lines  of  business
include    cellular    and    paging    operations     and
telecommunications equipment sales.

RESULTS OF OPERATIONS

Consolidated

   The  Company's most significant business segment,  Long
Distance  Communications Services,  continued  to  provide
strong  revenue growth and improved operating margins  for
the  third quarter of  1996 in comparison to third quarter
of  1995.   Long  Distance generated a 22.6%  increase  in
revenue  over the same quarter in the prior year,  driving
the  $97.7  million  or  17.1%  increase  in  consolidated
revenue growth for the quarter. This growth in revenue  is
largely  attributable  to  increased  traffic  volume  and
billable  minutes  in the long distance business  segment.
Operating    margins,   after   adjusting   for    certain
nonrecurring items recorded in the third quarter of  1995,
improved  to 19.3% on a consolidated basis as compared  to
17.8% for the same quarter a year ago. Net income for  the
third  quarter of 1996 increased $16.6 million, or  29.1%,
over  the  third quarter of 1995, excluding  the  one-time
items  summarized  below.  The  improvement  in  operating
results  reflects  the  impact of the  synergies  achieved
through  the  ongoing  integration of  the  long  distance
companies acquired during 1995, the consolidation  of  the
long  distance switch network and the continuing operating
efficiencies   attained   by  the   local   communications
operations.

Operating  results  for the third  quarter  of  1995  were
adversely  affected  by  a number of  nonrecurring  items.
These nonrecurring items were related to acquisitions  and
changes  in accounting policies and caused the Company  to
incur  a net loss of $137.9 million for the quarter.   Net
income for the quarters, normalized for nonrecurring charges and share equivalents, can be summarized as follows:


(All  dollars, except per share    3 Months Ended     September 30,
 amounts, are in thousands)            1996               1995
----------------------------------------------------------------------
                                Dollars   Per share  Dollars Per share
Earnings available for common,
 as  stated                    $  73,480  $  .45    $(138,209) $(.85)
----------------------------------------------------------------------
Adjustments, net of taxes:
Acquisition related charges                        $   75,656  $ .46
Early extinguishment of debt                            5,839    .04
Regulatory accounting change                          112,148    .69
New accounting standard                                 1,477    .01
----------------------------------------------------------------------
     Total adjustments                             $  195,120  $1.20
----------------------------------------------------------------------
Normalized earnings           $  73,480   $  .45   $   56,911  $ .35
----------------------------------------------------------------------
----------------------------------------------------------------------

The nonrecurring charges and share equivalents are described in greater detail below.

1.  Acquisition Related Charges
During the third quarter of 1995, in conjunction with the ALC merger and other acquisitions, the Company recorded an acquisition related charge of $75.7 million, net of an income tax benefit of $33.8 million, associated with the integration of the Company's 1995 acquisitions as well as merger related transaction costs.

2.  Early Debt Retirement
The  Company  acquired,  through  a  tender  offer,  $76.8
million of Allnet's 9% Senior Subordinated Notes for $83.5 million plus accrued interest during the third quarter of 1995. The early retirement of this debt resulted in an extraordinary loss of $5.8 million net of applicable income taxes of $3.7 million.

3.  Regulatory Accounting Change
The Company discontinued the use of regulatory accounting, FAS 71, "Accounting for the Effects of Certain Types of
Regulation" as of September 30, 1995 for its local communications companies. This non-cash, extraordinary write-off totaled $112.1 million, net of applicable income taxes of $68.3 million and was primarily the result of a reduction in the recorded values of long lived telephone plant assets.

4.  New Accounting Standard
   The   Company   adopted   FAS  116,   "Accounting   for
Contributions  Received and Made" effective September  30,
1995. The cumulative effect of adopting FAS 116 was a charge of $1.5 million, net of applicable income taxes of $.8 million.

5.  Common Share Equivalents
Earnings  per  share for the three months ended  September
30, 1995 was calculated without the effect of common share
equivalents  (stock options and warrants) as  mandated  by
APB  15, "Earnings Per Share", for situations in which   a
company reports a net loss. Average common shares for the nine month period totaled 162.0 million, with share equivalents of 9.0 million.

The nonrecurring charges are not expected to significantly impact future earnings or liquidity.

Business Segments

   The  Company simplified its business segment  reporting
at  the  beginning of 1996 to reflect the predominance  of
its  two major operating segments, long distance and local
communications  services.  The  Company  now  reports  its
operating   results  in  three  segments:  Long   Distance
Communications  Services,  Local  Communications  Services
and   Corporate  Operations  and  Other.   The   company's
majority interests in two wireless properties, which  were
previously reported as a Wireless Communications  Services
segment, have been consolidated under Corporate Operations
and  Other.   A review of the 1996 and 1995 third  quarter
results of each business segment follows.

Long Distance Communications Services

   Revenues for this segment totaled $496.0 million in the
third  quarter of 1996, a $91.6 million or 22.6%  increase
over  the  same  quarter in 1995.  The  increase  in  long
distance   revenues  is  attributed  to  several  factors,
including  significant traffic growth and increased  sales
and  marketing efforts. Long Distance traffic reached  3.6
billion minutes in the third quarter, an increase of 29.7%
over  the  same quarter in 1995. Revenue growth  was  also
positively  impacted  by increases in  the  sales  of  800
services, teleconferencing, prepaid calling card services and other enhanced services.

   During  the third quarter of 1996, the Company's  major
carrier customer began the anticipated migration of its 1+
long distance traffic from Frontier's network. Despite the
impact  of  the migration of  its  traffic, this  customer
continued  to  have a significant impact on long  distance
revenue for the quarter, accounting  for approximately 23%
of long distance revenue for the current quarter, compared
to  approximately 25% for the second quarter of 1996,  and
approximately 15% for the third quarter of 1995. Migration
of  this customer's 1+ traffic is expected to be completed
during  the fourth quarter of 1996 and is not expected  to
materially impact operating income. The Company expects to
retain  significant  traffic  volumes  relating  to   this
customer's higher margin enhanced services traffic. This is a result of contractual changes negotiated in June
1996 which eliminated the customer's existing minimum monthly commitment for 1+ services. Additionally, Frontier was granted an extension on the exclusivity for the Company to carry the customer's enhanced service traffic.

    Costs  and  expenses  for  long  distance  operations,
excluding nonrecurring charges, totaled $419.6 million  in
the  third quarter of 1996, and increase of $70.2 million,
or 20.0%, over the same quarter in 1995.  This increase is
driven  primarily  by increased traffic volumes  resulting
from internal growth. Cost of access represented 60.9%  of
total long distance revenue for the third quarter of  1996
versus  58.8% in the prior year quarter. The  increase  in
cost  of access is attributable in part to a contract with
the  Company's major customer which provides the  customer
with  lower prices as a result of the increased volume  of
traffic carried. Increased selling, billing and collection
and  depreciation and amortization expenses accounted  for
$10.9  million  of  the increase in operating  costs.  The
increase  in selling, general and administrative  expenses
is  driven by the additional headcount required to support
the  growing  number  and size of revenue  channels.   The
increase in depreciation and amortization is driven by the
higher   level  of  capital  expenditures  and  additional
goodwill and customer base amortization resulting from the 1995 purchase acquisitions.

   Excluding  nonrecurring charges, operating  income  for
long  distance rose 38.9% to $76.4  million for the  three
months  ended September 30, 1996. Operating  income  as  a
percent  of  revenue was 15.4% for the  third  quarter  of
1996,  up from 13.6% for the same period in 1995 and 14.6%
for the second quarter of 1996. The sequential improvement
in  operating  margin is a direct result of the  continued
realization  of operating efficiencies gained through  the
integration   of   several  long   distance   acquisitions
completed  during  1995  and  the  consolidation  of   the
Company's long distance switch network.

Local Communications Services

   Local  Communications Services includes the  Rochester,
New  York  telephone operation and the regional  telephone
operations, which are comprised of 33 telephone  operating
subsidiaries  in  13  states.  Also  included   with   the
Rochester,  New  York  operation are  the   local  service
revenues  and  associated expenses generated  by  Frontier
Communications of Rochester, a competitive telecommunications company formed on January 1, 1995, that provides an array of services on a retail basis in the Rochester marketplace. Consequently, the Local
Communications Services segment includes both wholesale and retail local service associated with the Rochester, New York market.

   In  the  three month period ended September  30,  1996,
Local  Communications  Services  revenue  increased   $3.8
million, or 2.4%, over the comparable period in 1995. This
increase is driven by a 3.3% increase in access lines  and
a  5.6%  increase  in  minutes of use.   Revenues  in  the
Rochester,  New  York operation increased  2.6%  over  the
third   quarter  of  the  prior  year.  This   growth   is
attributable in part to marketing of new products and higher demand for services in the open market environment.
See discussion of the Open Market Plan on pages 25 - 26.

   Local Communications Services costs and expenses in the
third  quarter of 1996 for were $106.1 million, a decrease
of  $2.0 million, or 1.8%, from the third quarter in 1995.
This  reduction  in costs and expenses  is  primarily  the
result of increased operating efficiencies and a reduction
in  depreciation. The cost savings are partially offset by
the  continuing  expenses  associated  with  the  contract
negotiations  at  the Rochester, New  York  operation,  as
discussed  in  the  first and second  quarter  results  of
operations.  The costs incurred during the  third  quarter
were primarily for contractors, enhanced security coverage
and  overtime. The contract negotiations are currently  at
an  impasse and the Rochester company has implemented  the
terms  of its final offer as of April 9, 1996.  The  Union
filed  unfair labor practice complaints with the  National
Labor  Relations Board (the "NLRB").  In  June,   Frontier
received a favorable determination after review within the
agency  which  rejected all unfair labor  practice  claims
that could have impacted the declaration of impasse.   The
Union has appealed these decisions within the NLRB. A decision on these appeals is expected soon; both parties have an opportunity for further appeals. The increased costs and expenses at the Rochester telephone operation were partially offset by reduced costs and expenses at the regional telephone operations as a result of continued operating efficiencies.

   Operating income for Local Communications, excluding nonrecurring charges, increased $5.8 million, or 11.8%, to $54.7 million in the third quarter of 1996. Operating margin as a percentage of revenue was 34.0% for the three months ended September 30, 1996, as compared to 31.2% for the same period in the prior year. The improved operating results are reflective of the continuing centralization of administrative operations within the local communications segment.

Corporate Operations and Other

   Corporate  Operations  is  comprised  of  the  expenses
traditionally   associated  with   a    holding   company,
including  executive  and  board  of  directors  expenses,
corporate   finance  and  treasury,  investor   relations,
corporate   planning,   legal   services   and    business
development.   The Other category includes  the  Company's
majority  ownership  interest in wireless  operations  and
Frontier  Network  Systems ("FNS").  As of  September  30,
1996, wireless operations included the Alabama RSAs No.  4
and No. 6, in which the Company has a 69.5% interest, and Minnesota RSA No. 10, in which the Company acquired a 100% interest in late March 1995. This latter acquisition was accounted for as a purchase transaction. FNS markets and installs telecommunications systems and equipment.

      Revenues in the third quarter of 1996 increased $2.3 million or 22.8% as compared to the third quarter of 1995.
The increase in revenue is attributed to growth in wireless operations and equipment sales by FNS.

   On October 23, 1996, the Company signed a definitive agreement to sell its 69.5% interest in the Alabama RSAs
No. 4 and No. 6. See additional discussion on page 26.

Other Income Statement Items

  Interest Expense

   Interest expense was $10.2 million in the third quarter
of  1996, a $3.4 million decline from the third quarter of
1995.   This  decrease is attributed to lower debt  levels
and a higher proportion of lower cost variable rate debt outstanding. The Company refinanced over $140 million of 9% fixed rate debt in the third and fourth quarters of 1995 with variable rate debt, which carries lower interest rates, having a positive effect on interest expense in the third quarter of 1996.

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

  Equity earnings from the Company's interests in wireless
partnerships  in  the  third quarter  of  1996  were  $2.6
million,  an  increase  of $1.3 million  over  1995.   The
significant  customer growth and increase in   minutes  of
use  experienced  through the first two quarters  of  1996
continued into the third quarter.  A portion of the growth
is  attributable to the expansion of the Frontier Cellular
joint   venture  into  other  areas  of   New   York   and
Pennsylvania.   Adjusting for this network expansion,  the
customer   base  grew  approximately  50.5%  and  revenues
increased 31.2% over the third quarter of 1995.

Interest Income

  Interest income in the third quarter of 1996 amounted to $.4 million, a decrease of $.9 million from the third quarter 1995. This decrease is attributable to reduced cash balances in 1996 as a result of the acquisition program that took place throughout 1995.

Income Taxes

   The effective income tax rate for the third quarter  of
1996  was  39.5%  versus 38.8% excluding  the  income  tax
benefit for nonrecurring charges for the third quarter  of
1995.  The increase in the effective rate is primarily due
to  a  decrease  in  the  benefit yielded  by  tax  exempt
interest  income in the third quarter of 1996 as  compared
to  the  same quarter in 1995. The reduction  in  the  tax
exempt  interest income is driven by the decrease in  cash
in  1996  as  compared to 1995 as a  result  of  the  1995
acquisition program.

       Nine Months Ended September 30, 1996 and 1995

RESULTS OF OPERATIONS

Consolidated

   Revenues increased $457.2 million, or 29.7% for the first nine months of 1996 over the same nine months in 1995. This growth is primarily driven by the Company's long distance segment, which accounted for 96% of the revenue increase. Local Communications accounted for the remainder of the increase. The growth in revenue is due to a significant increase in traffic volume in the long distance segment and from billable minutes and access line growth in the local communications segment. Operating income after adjusting for certain nonrecurring items, increased $76.5 million or 26.4% over the first nine months of 1995. The improvement in operating results is attributable to revenue growth, the synergies achieved through the ongoing integration of the long distance companies acquired during 1995, the long distance switch consolidation and the continuation of improved operating efficiencies at the local communications segment.

Operating  results  for  the  nine  month  periods  ending
September  30, 1996 and 1995 were impacted by a number  of
nonrecurring   items.  Net  income  for   these   periods,
normalized for nonrecurring charges and share equivalents, can be summarized as follows:

(All dollars, except per share    9 Months Ended  September 30,
amounts, are in thousands)              1996         1995
---------------------------------------------------------------------
                                Dollars   Per share Dollars  Per share
----------------------------------------------------------------------
Earnings available for common,
 as stated                      $199,220   $1.22   $ (34,083)  $ (.21)
Adjustments, net of taxes:
Third quarter adjustments
 (previously discussed)                             $195,120   $ 1.21
Acquisition related charges                            3,108      .02
Gain on sale of assets          $ (3,029)  $(.02)     (4,826)    (.03)
New accounting standard            8,018     .05
Union contract negotiations        1,861     .01
---------------------------------------------------------------------
  Total adjustments             $  6,850   $ .04    $193,402   $ 1.20
---------------------------------------------------------------------
Normalized  earnings            $206,070   $1.26    $159,319   $  .99
---------------------------------------------------------------------
---------------------------------------------------------------------

1.  Acquisition Related Charges
During March 1995, the Company acquired ASI, a long distance company headquartered in Minneapolis, Minnesota.
In conjunction with this transaction, the Company recorded a $4.8 million charge ($3.1 million after taxes) primarily for the transaction costs and the loss on the retirement of a redundant switch.

2.  Gain on Sale of Assets
During the quarter ended March 31, 1996, the Company sold its minority investment in a Canadian long distance company for a pre-tax gain of $5.0 million. In March 1995, the Company sold Ontonagon County Telephone Company in
Michigan and its subsidiary Midway Telephone Company. The sale resulted in a non-taxable gain of $4.8 million.

3.  New Accounting Standard
Results in 1996 included a $12.4 million pretax charge for
the  adoption of  Financial Accounting Standards  No.  121
(FAS  121),  "Accounting for the Impairment of  Long-Lived
Assets and for Long-Lived Assets to be Disposed of."   The
assets held for disposal consist principally of telephone switching equipment in the Local Communications segment as a result of the central office switch consolidation project.

4.  Union Contract Negotiations
During  the first quarter of 1996, the Company's operating
costs   increased  $2.8 million (pretax)  at  its  largest
telephone subsidiary due to increased labor and related expenses in connection with union contract negotiations at one of the Company's subsidiaries, Rochester Telephone
Corp.

5.  Common Share Equivalents
Earnings per share for the nine months ended September 30, 1995 were calculated without the effect of common share equivalents (stock options and warrants) as mandated by APB 15, "Earnings Per Share", for situations in which a company reports a net loss. Average common shares for the nine month period totaled 161.3 million, with share equivalents of 10.6 million.

The nonrecurring charges are not expected to significantly impact future earnings or liquidity.

Long Distance Communications Services

    Long  distance revenues for this period  totaled  $1.5
billion,  a  $439.3 million, or 42.2%, increase  over  the
same period in 1995. Significant traffic growth, increased
sales  and  marketing  efforts  and  increased  sales   of
enhanced service products  were the primary drivers of the
revenue growth for 1996 as compared to 1995. In the  first
nine  months  of 1996, long distance traffic reached  10.9
billion minutes, an increase of 56.5% over the same period in 1995. Adjusting for purchase acquisitions, internal growth in traffic increased 38.3% for the period. Revenue growth continues to be positively impacted by the ongoing success of Frontier's unified product set, Clear Value, which was introduced to small and mid-sized businesses nationwide in October 1995.

   Revenue growth was also impacted positively by a  major
carrier  customer.  Revenue from this customer  represents
approximately 18% of consolidated revenues for  the  first
nine  months  of  1996, compared to  approximately  8%  of
consolidated revenues for the first nine months  of  1995.
Effective  June 17, 1996, the Company entered into  a  new
agreement   with   this  customer  which  eliminates   the
customer's  existing  minimum monthly  commitment  for  1+
service  in  exchange for an extension of the  exclusivity
for  the  Company  to carry the customer's  higher  margin
enhanced   services  traffic.   The  customer  began   the
migration  of its 1+ traffic to other carriers during  the
third  quarter  of  1996.  It  is  anticipated  that   the
migration of the 1+ traffic relating to this customer will
be  completed  during  the fourth  quarter,  however,  the
Company expects to retain significant traffic volumes  and
the   contractual  changes  negotiated  in  June  are  not
expected to materially impact operating income.

    Costs  and  expenses  for  long  distance  operations,
excluding nonrecurring charges, increased $377.8  million,
or  42.5%, in the first nine months of 1996 as compared to
the  same period in 1995.  This increase is primarily  the
result   of  increased  traffic  volumes  resulting   from
internal   growth  and  purchase  acquisitions.  Operating
costs,  excluding  purchase  acquisitions,  increased   by
$291.7  million  or  36.9% over the comparable  period  in
1995.  Cost  of access represented 61.8% of total  revenue
for  the first three quarters of 1996, versus 58.2% in the
comparable period in 1995. The increase in cost of  access
is  attributable  in part to a contract with  one  of  the
Company's major customers which provides the customer with
lower  prices  as  a  result of the  increased  volume  of
traffic carried.  Selling, administrative and depreciation
and  amortization expenses accounted for $61.4 million  of
the increased operating costs.  Selling expenses increased
during  the first nine months of 1996 as compared to  1995
as  a  result  of   the  1995  purchase  acquisitions  and
increased headcount required to support the growing number
and size of revenue channels. The variance in depreciation
and   amortization   is   driven  by   increased   capital
expenditures  and  additional goodwill and  customer  base
amortization    resulting   from   the    1995    purchase
acquisitions.

    Operating   income   for  long   distance,   excluding
nonrecurring  charges, rose  40.7% to $212.5  million  for
the  nine  months  ended  September  30,  1996.  Operating
margin, before nonrecurring charges, decreased from  14.5%
in  the  first nine months of 1995 to 14.4% for the  first
nine months of 1996. The reduction in operating margin  in
the first nine months of 1996 is partially the result of a
contract with one of  the Company's major customers, which
was  amended  in the fourth quarter of 1995  to  give  the
customer lower prices as a result of the increased  volume
of traffic carried. Additionally, the Company made several
purchase  acquisitions in 1995 that impact  year-over-year
comparisons.   Operating  margin  improvements   for   the
sequential quarters in 1996 as compared to the same period in 1995 are reflective of the continuing realization of operating efficiencies gained through the integration of several long distance companies acquired during 1995 and the consolidation of the Company's long distance switch network.

Local Communications Services

   Revenues for this segment were $480.6 million for the nine month period ended September 30, 1996, an increase of $15.7 million, or 3.4%, over the comparable period in 1995. Total access lines increased at an annualized rate of 2.6% during the first nine months of 1996. Revenue growth in the Rochester, New York market continued to drive the local communications segment with an increase of 4.2% over the same nine month period in the prior year.
This growth is attributable in part to the marketing of new products and a higher demand for services in the open market environment. See discussion of the Open Market Plan on pages 25 - 26.

   Local Communications Services costs and expenses before
nonrecurring charges were $319.0 million in the first nine
months  of 1996, relatively unchanged from the same period
in  the  prior year.  During the first three  quarters  of
1996,   the   Rochester  telephone  operation  experienced
increased  costs  and  expenses related  to  higher  labor
expenses resulting from union contract negotiations. These
expenses, which were incurred in connection with  contract
negotiations with Communications Workers of America, Local
1170,  (the  "Union"), were necessary to ensure  continued
high   standards   of  customer  service.   The   contract
negotiations are currently at an impasse and the Rochester
company has implemented the terms of its final offer as of
April  9,  1996.  The  Union filed unfair  labor  practice
complaints  with the National Labor Relations  Board  (the
"NLRB").   In   June,   Frontier  received   a   favorable
determination after review within the agency, rejecting all unfair labor practice claims that could have affected the declaration of impasse. The Union has appealed these decisions within the NLRB. A decision on these appeals is expected soon; both parties have an opportunity for further appeals. In addition, the Rochester telephone operation experienced increased costs and expenses as a result of an increased repair load due to the wet weather conditions during the second quarter. The increased costs incurred at the Rochester operation were partially offset by reduced costs and expenses at the regional telephone operations as a result of continued operating efficiencies.

  Normalized operating income for the first nine months of 1996 was $161.6 million, an increase of $15.7 million, or 10.8% over the same period in 1995. Operating margins for the nine month period improved from 31.4% in 1995 to 33.6% in 1996, reflecting the positive impact achieved through the continuing centralization of administrative operations within the local communications segment.

  During late 1995, management committed to a major switch consolidation plan at its Rochester Telephone and Frontier
Communications of New York subsidiaries. The three-year plan to consolidate host switches by over 60% is projected to improve network efficiency and reduce the cost of maintenance and software upgrades.

Corporate Operations and Other

   Corporate  Operations  is  comprised  of  the  expenses
traditionally   associated  with   a    holding   company,
including  executive  and  board  of  directors  expenses,
corporate   finance  and  treasury,  investor   relations,
corporate   planning,   legal   services   and    business
development.   The Other category includes  the  Company's
majority  ownership  interest in wireless  operations  and
Frontier  Network  Systems ("FNS").  As of  September  30,
1996, wireless operations included the Alabama RSAs No.  4
and No. 6, in which the Company has a 69.5% interest, and Minnesota RSA No. 10, in which the Company acquired a 100% interest in late March 1995. This latter acquisition was accounted for as a purchase transaction. FNS markets and installs telecommunications systems and equipment.

Revenues for the first nine months of 1996 increased  $2.1
million, or 6.5%, as compared to the same period in  1995.
The increase in revenue is attributed to growth in wireless operations and equipment sales by FNS.

Subsequent to September 30, 1996, the Company signed a definitive agreement to sell its 69.5% interest in the Alabama RSAs No. 4 and No. 6. See additional discussion on page 26.

Other Income Statement Items

  Interest Expense

   Interest  expense was $33.6 million in the  first  nine
months  of  1996, a $7.3 million decline from 1995.   This
decrease is attributed to lower debt levels and a higher proportion of lower cost variable rate debt outstanding.
The Company refinanced over $140 million of 9% fixed rate debt in the third and fourth quarters of 1995 with variable rate debt, which carries lower interest rates, having a positive effect on interest expense in the first nine months of 1996.

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

  Equity earnings from the Company's interests in wireless
partnerships in the first nine months of  1996  were  $5.7
million,  an  increase  of $2.9 million  over  1995.   The
increase  over the prior year is the result of significant
customer  growth and increased minutes of use.  A  portion
of  the  growth  is attributable to the expansion  of  the
Frontier  Cellular joint venture into other areas  of  New
York   and  Pennsylvania.   Adjusting  for  this   network
expansion, customer base grew approximately 50.5% and revenues increased 49.8% over the first nine months of 1995.

  Interest Income

   Interest  income  in  the first  nine  months  of  1996
amounted to $1.7 million, a decrease of $7.2 million from same period in 1995. This decrease is due to lower cash balances as a result of the financing of several long distance acquisitions, which closed subsequent to the first quarter of 1995.
Income Taxes

   The effective income tax rate for the first nine months of 1996 was 39.1% versus 39.4%, excluding the income tax benefit for nonrecurring charges for the first nine months of 1995.

FINANCIAL CONDITION

Review of Cash Flow Activity

    Earnings  before  interest,  taxes,  depreciation  and
amortization  (EBITDA)  is  a  common  measurement  of   a
company's  ability to generate cash flow from  operations.
EBITDA  should be used as a supplement to, rather than  in
place  of,  cash from operating activities.  The Company's
EBITDA,  normalized for certain one time events previously
discussed, was $506.9 million and $413.3 million  for  the
nine  month  periods ending September 30, 1996  and  1995,
respectively.   The  increase  in  EBITDA   is   primarily
attributable to revenue growth in the long distance segment and improved operating margins in the local communications segment.

   Cash flow from operations for the first nine months  of
1996  increased  $113.6 million or 54.6% as  a  result  of
strong   revenue  growth  and  decreased  working  capital
requirements.

Cash   used  for  investing  activities  decreased  $221.1
million,  or  53.8%,  primarily due  to  the  purchase  of
several long distance companies in 1995. See Note 3 to the
Financial  Statements for additional detail on cash  spent
for  acquisitions during 1995 and 1996. This  decrease  is
offset  by  an increase in capital expenditures  of  $76.9
million or 87.6% over the first nine months of 1995, as a result of the network expansion and the update of network capabilities necessary to meet customer demands for new products and services.

Cash used for financing activities increased $21.8 million or 19.6% in the first nine months of 1996 as compared to 1995. This increase is driven by increased dividend payments resulting from the issuance of common shares that were exchanged to effect the merger with ALC, offset by an inflow of cash from stock options exercised during the first nine months of 1996.

Debt

  At September 30, 1996, the Company's total debt amounted to $576.1 million, a decrease of $57.6 million from December 31, 1995. This decrease is mainly the result of a $47.3 million net reduction in variable rate debt and the repayment of an $8.0 million note related to the November 1995 purchase of Link-VTC, Inc.


Debt Ratio and Interest Coverage

   The  Company's debt ratio (total debt as a  percent  of
total capitalization) was 34.6% at September 30, 1996,  as
compared  with  41.0%  at  December  31,  1995.    Pre-tax
interest  coverage,  excluding nonrecurring  charges,  was
11.1 times for the period, as compared to 8.2 times for the same period in 1995.

Capital Spending

   Through  September  1996,  gross  capital  expenditures
amounted  to  approximately $166.4 million as compared  to
$107.9   million in the prior year.  The Company plans  to
spend  a  total  of  approximately $225  million  to  $250
million on its base capital program during the full year in 1996, representing an increase of up to $87.4 million over the 1995 level. The increase in capital is required to keep pace with the Company's growth. Specific projects include the placement of an Alternative Local Exchange
Carrier (ALEC) switch in New York City, the purchase of certain facilities to service international traffic, the placement of switches with expanded capacity in the network and the expansion of Enhanced Services platforms.

   In  October 1996, the Company announced plans to invest
$500  million  in  conjunction  with  an  agreement  Qwest
Communications, a privately held national
telecommunications company based in Denver, Colorado,   to
build a technologically advanced fiber optic network.  The
multi-ring,    SONET-based   network   is   expected    to
significantly reduce Frontier's network transmission costs
and  improve  overall network performance and reliability.
When  complete,  it  is planned that Frontier's  broadband
network  will  interconnect nearly 100  cities,  encompass
more  than  13,000 route miles and provide  coast-to-coast
SONET  network  connectivity.  The  Company  expects  that
investment  in  this  project will  begin  in  the  fourth
quarter  of 1996 and continue into 1998. The SONET network
build   will   increase  1996  capital   expenditures   by
approximately $75 million to $100 million above  the  $225
million to $250 million for the base capital program. It is projected that more than half of the investment costs will be incurred in 1997. Frontier expects to finance the project primarily with cash from operations and through the issuance of short to medium term debt in the range of $225 million to $250 million.

Dividends

  On September 30, 1996, the Board of Directors declared a third quarter 1996 dividend of 21.25 cents per share on the Company's common stock, payable November 1, 1996 to shareowners of record on October 15, 1996.

OTHER ITEMS

Open Market Plan

  The Rochester, New York subsidiary (Rochester Telephone)
is  in its second year of operations under the Open Market
Plan.  The  Open  Market Plan promotes  telecommunications
competition  in  the  Rochester,  New  York market by
providing  for  (1)  interconnection  of  competing  local
networks including reciprocal compensation for terminating
traffic, (2) equal access to network databases, (3) access
to  local  telephone  numbers  and  (4)  service  provider
telephone number portability. The inherent risk associated
with  opening the Rochester market to competition is  that
some   customers  are  able  to  purchase  services   from
competitors, which reduces the number of retail  customers
and  potentially  causes a decrease in  the  revenues  and
profitability for Rochester Telephone. However, results in
1995, and in the first nine months of 1996, indicate  that
a  stimulation of demand in the use of the network and new
product  revenue can offset the loss of retail  customers.
Increased  competition may also lead to  additional  price
decreases  for  services,  adversely  impacting  Rochester
Telephone's margins. During the seven year period  of  the
Open  Market  Plan  Agreement, rate  reductions  of  $21.0
million, $11.5 million of which occurred through 1995 and an additional $2.5 million which commenced in January
1996, will be implemented for Rochester area consumers and rates charged for residential and business telephone service may not be increased. The Open Market Plan does not require Rochester Telephone to rebate any additional earnings achieved through operating efficiencies that previously would have been shared with customers.

   AT&T Communications of New York filed a complaint  with
the  PSC  for reconsideration of the Open Market  Plan  on
October 3, 1995. The complaint primarily seeks changes  in
the  wholesale discount, the minutes of use surcharge  and
changes in a number of operational and support activities.
Some  of  these issues are also being considered in  other
states  in  other unrelated local competition proceedings.
On  July 18, 1996, the NYSPSC issued an order establishing
a  temporary  wholesale discount of 13.5% and  eliminating
the  minutes  of use surcharge. The temporary discount  is
subject  to increase or decrease, retroactive to July  24,
1996,  when permanent wholesale rates are set. The  NYSPSC
has  indicated  that  it plans to set permanent  wholesale
rates in October 1996; however, that deadline is likely to
be extended significantly.  The NYSPSC is also considering
the  prices the Company may charge for "unbundled" service
elements such as links (the wire form the Company's switch
to  the customers premises) and ports (the portion of  the
Company's switch that terminates the link). The Company is
actively participating in this proceeding and expects  the
NYSPSC  to  issue a decision on some service  elements  in
late  1996, and others in 1997. In addition, on August  8,
1996,  the  Federal Communications Commission (the  "FCC")
released  a First Report and Order (the "First Report  and
Order")  in a core rulemaking proceeding to implement  the
Telecommunications  Act of 1996 (the "Act").   That  First
Report  and  Order  established rules  and  guidelines  to
promote  local competition, affecting the Company and  all
other  competitors  in  local telecommunications  markets.
The  FCC's  action  is subject to reconsideration  and  to
appellate review. On September 27, 1996, the U.S. Court of
Appeals  for  the  8th  Circuit  granted  a  stay   of   a
significant portion of the First Report and Order. The FCC
has  appealed  that  decision  to  the  Supreme  Court.  A
decision  is  pending.   The Company  is  considering  its
options with respect to the July 18th Order and the  First
Report and Order and cannot predict the outcome of these matters.

Planned Dispositions

On  October  23,  1996,  the  Company  announced  that   a
definitive agreement has been signed with Alltel  for  the
sale  of  its  69.5% equity interest in the South  Alabama
Cellular   Communications  Partnership.  The   partnership
provides cellular service to customers in Alabama RSA #4 and Alabama RSA #6.. The Company anticipates that this transaction, which is subject to board of directors and regulatory approval, will be finalized in the fourth quarter of 1996 or early in 1997. The Company anticipates that a gain will be recognized as a result of this transaction.

Cautionary Statement

Other  than  discussion  of historical  financial  results
provided in this Quarterly Report on Form 10-Q, statements
included  herein  may  be considered  forward  looking  in
nature.  Actual results may differ materially  from  those
projected  in  forward looking statements.  Factors  which
could  cause  actual  results to  differ  materially  from
projections include but are not limited to: changes in the
overall  economy;  technology;  the  number  and  size  of
competitors  in the Company's markets; law and  regulatory
policy;  and the mix of products and services  offered  in
the   Company's  target  markets.  Additional  information
concerning these and other potentially important risk factors can be found in the Company's various Securities and Exchange Commission filings.


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

   On  August 8, 1996, the FCC released a First Report  and
Order   in  a  core  proceeding  to  implement  the   local
competition provisions of the Act.  The FCC order  provides
minimum  requirements  for  local  telephone  companies  to
follow to permit competitors to enter local markets, to use
the services and facilities of the large incumbent carrier,
and  to  compete  directly.   These  requirements  will  be
administered by the FCC itself, in some instances,  and  by
the states, in other instances.  For example, the FCC order
addresses  requirements  that  local  telephone  companies,
including     Rochester    Telephone     Corp.,     provide
interconnection, access to unbundled elements and discounts
to other carriers to resell local services.  The order also
provides methods of obtaining interconnection and access to
unbundled  elements, as well as pricing  methodologies  for
such   interconnection  and  unbundled  elements.   Certain
portions of the First Report and Order, primarily those setting pricing rules, have been stayed pending appeal by the 8th Circuit Court of Appeals, the Federal Court hearing appeals of this Order.

   Commencing  in  late  August,  a  number  of  interested
parties,  primarily state regulatory commissions and  large
local   telephone  companies,  sought  reconsideration   or
appellate  review  of  the  First  Report  and  Order.   On
September  27, 1996, the U.S. Circuit Court of Appeals  for
the 8th Circuit in St. Louis issued a temporary stay of the
First Report and Order.  The Court later continued its stay
after briefing and oral argument, but limited the stay to a
portion  of  the rules adopted by the FCC.  However,  these
rules  are significant.  The FCC and certain other  parties
sought  dissolution of the stay on October  23,  1996,  but
were  unsuccessful.   This  matter  is  now  scheduled  for
resolution  on  January  11,  1997,  absent  Supreme  Court
intervention.    In  the  interim,  the   FCC   and   state
commissions are continuing to implement those parts of the Act not at issue.

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



                   FRONTIER CORPORATION
                   -----------------------------------
                       (Registrant)






Dated:  November 13, 1996    /s/Richard  A. Smith
                          By:--------------------------------
                             Richard A. Smith
                             Vice President and Controller
                             (principal accounting officer)

                       INDEX TO EXHIBITS




Exhibit
Number                 Description


 3.1         Restated Certificate of Incorporation   Incorporated by
                                                     reference to
                                                     Exhibit 3.1 to
                                                     Form 10-K
                                                     for the year
                                                     ended December
                                                     31, 1995.

3.2          Amendment to Restated Certificate       Incorporated by
             of Incorporation                        reference to
                                                     Exhibit 3.2 to
                                                     Form 10-K
                                                     for the year
                                                     ended December
                                                     31, 1995.

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