Form 10-K/A
period 1996-12-31
FRONTIER CORP /NY/
filed 1997-03-28
CIK 84567

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-K/A

                       AMENDMENT NO. 1

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996

                   Commission File No. 1-4166

                      FRONTIER CORPORATION

     (Exact name of registrant as specified in its charter)

       New York                    16-0613330
   (State or other                 (IRS Employer
    jurisdiction of                Identification No.)
    incorporation)

180 South Clinton Avenue, Rochester, New York     14646-0700
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (716)777-1000

Securities Registered Pursuant to Section 12(b) of the Act:

                                   Name of each exchange on
Title of Class                     which registered
---------------                    ---------------------
Common Stock, par value            New York Stock Exchange
$1.00 per share

Securities registered pursuant to Section 12(g) of the Act:  None

The Registrant hereby amends the signature page of its Annual
Report on Form 10-K for the fiscal year ended December 31, 1996 as set forth below:


                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FRONTIER CORPORATION
                         (Registrant)

                         By:  /s/ Ronald L. Bittner
                              ----------------------
                              Ronald L. Bittner
                              Chairman, President and
                              Chief Executive Officer

                         Date:     March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Ronald L. Bittner    By:  /s/  Louis L. Massaro
     ----------------------        ----------------------
     Ronald L. Bittner             Louis L. Massaro
     Chairman, President and       Executive Vice President,
     Chief Executive Officer       Chief Financial Officer
     and Director                  and Chief Administrative
                                   Officer
                                   (principal financial officer)

Date:  March 21, 1997              Date:  March 21, 1997

By:  /s/  Richard A. Smith
     ----------------------
     Richard A. Smith
     Controller
     (principal accounting officer)

     Date:  March 21, 1997

                                   *
------------------------           ------------------------
Patricia C. Barron                 Raul E. Cesan
Date:  March 21, 1997              Date:  March 21, 1997


                                   *
------------------------           ------------------------
Brenda E. Edgerton                 Jairo A. Estrada
Date:  March 21, 1997              Date:  March 21, 1997

*
------------------------           ------------------------
Michael E. Faherty                 Daniel E. Gill
Date:  March 21, 1997              Date:  March 21, 1997

                                   *
------------------------           ------------------------
Alan C. Hasselwander               Robert J. Holland, Jr.
Date:  March 21, 1997              Date:  March 21, 1997

*                                  *
------------------------           ------------------------
Douglas H. McCorkindale            Leo J. Thomas
Date:  March 21, 1997              Date:  March 21, 1997

------------------------
Richard J. Uhl
Date:  March 21, 1997


*By: /s/Josephine S. Trubek        Manually signed powers of
     -----------------------       attorney for each
     Josephine S. Trubek           Director are attached
Attorney-in-Fact              hereto and filed herewith
                                   pursuant to Regulation
                                   S-K Item 601(b)24 as
                                   Exhibit 24.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FRONTIER CORPORATION
                              (Registrant)


Date:  March 28, 1997         By:  /s/  Barbara J. LaVerdi
                                   -------------------------
                                   Barbara J. LaVerdi
                                   Assistant Secretary
                                   (and authorized
                                     representative)