Form 10-K405
period 1996-12-31
FRONTIER CORP /NY/
filed 1997-03-28
CIK 84567

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            ------------

                              FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1996

                    Commission File Number 1-4166

                            ------------

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

--------------------------------------------------------------------------------
Title of Class                        Name of each exchange on which registered
--------------------------------------------------------------------------------
Common Stock, par value $1.00 per share           New York Stock Exchange
--------------------------------------------------------------------------------
       Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                                         ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1997 is $3,511,039,053. The number of shares outstanding of Frontier Corporation's common stock (Par Value $1.00 per share) as of the close of March 14, 1997 is 164,130,495 shares.


                 DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's 1996 Annual Report to Shareowners including Management's Discussion of Results of Operations and Analysis of Financial Condition, Consolidated Financial Statements and Notes to Consolidated Financial Statements, as presented in Exhibit No. 13.1 of this Form 10-K, are incorporated by reference in Parts II and IV hereof.

(2) Portions of the Notice of Annual Meeting and Proxy Statement issued by the registrant in connection with its Annual Meeting of Shareowners to be held May 2, 1997, as presented in Exhibit No. 99 of this Form 10-K, are incorporated by reference in Parts II, III and IV hereof.

                                    PART I

ITEM 1.   BUSINESS

     Frontier Corporation ("Frontier" or the "Company") is a diversified telecommunications firm with headquarters in Rochester, New York. The Company was incorporated in 1920 under the laws of New York State to take over and unify the properties of a predecessor company and certain properties of the New York Telephone Company which were located in the same general territory. The Company's principal lines of business are long distance and local communications services. The Long Distance Communications Services segment provides telecommunications services to customers throughout the United States, Canada and Great Britain. The Local Communications Services segment consists of 34 local telephone companies which serve, as of December 31, 1996, approximately 976,000 access lines in thirteen states. The Corporate Operations and Other segment includes expenses traditionally associated with a holding company and the revenues and expenses of the Company's majority owned wireless properties and Frontier Network Systems. Frontier Network Systems markets and installs telecommunications systems and equipment. The Company also owns a 50% interest in a joint venture with Bell Atlantic/Nynex Mobile in upstate New York and Pennsylvania that is managed by the Company and is accounted for using the equity method of accounting. This method of accounting results in the Company's proportionate share of earnings from the joint venture being reflected as equity income rather than being reported as a part of the Corporate Operations and Other segment.

     Prior to 1995, Local Communications Services provided the majority of the Company's revenue and income. In 1982, the Company made the strategic decision to enter the long distance business. The geographic reach of the Company's long distance operations has grown, and is now nationwide in scope, largely as a result of merger and acquisition activity which occurred in 1995. Revenues in 1996 from the long distance business and local communications services represent 73% and 25% respectively, of the Company's total business. The Company, based on revenues, is currently the fifth largest domestic provider of long distance services.

     On October 21, 1996, the Company announced that it had joined with Qwest Communications as a partner in the construction of a $2 billion nationwide fiber optic network. When complete, this will be the largest single fiber build in United States history. The Company has agreed to invest almost $500 million through 1998 to complete the project. The multi-ring Synchronous Optical Network ("SONET") architecture increases transmission speed and network reliability and is expected to decrease the Company's network transmission costs once installed. When complete in mid-1998, the SONET network will interconnect nearly 100 cities, encompass more than 13,000 route miles and provide coast-to-coast connectivity.

     A key growth strategy for the Company is to provide integrated communications services for its customers. These integrated services include long distance, wireless and local telephone service as well as selected products and services that the Company will market to customers as a single source provider. Frontier is committed to growth through expansion of its existing businesses, the development of value-added products and services and selected acquisitions.

Long Distance Communications Services 1995 Acquisition
Program

     The Company complemented its internal growth in the long distance business with a number of strategic acquisitions and a merger in 1995 that approximately doubled the size of the business. A listing of these acquisitions and the merger is included below.


                                              1995
                                           Acquisition
Company Name                                  Date
-----------------------------------------------------------
Confertech International, Inc.                March
American Sharecom, Inc.                       March
WCT Communications, Inc.                      May
Enhanced TeleManagement, Inc.                 July
SCI and Link USA Corporation*                 August
ALC Communications Corporation (merger)       August
Link-VTC, Inc.                                November

     *The Company acquired SCI's 80.8% interest in LinkUSA Corporation in August 1995 and subsequently purchased the remaining 19.2% interest in February 1996.

Long Distance Communications Services

     General

     Frontier provides long distance telecommunications services primarily to commercial and, to a lesser extent, residential subscribers. It also completes subscriber calls to all directly dialable locations worldwide. Frontier is one of the few nationwide switch based carriers of long distance services and in 1995 commenced operations from offices in Great Britain.

     The Company operates its own switches, develops and implements its own products, monitors and deploys its transmission facilities and prepares and designs its own billing and reporting systems. The Company focuses primarily on commercial accounts. In this segment, calling volume consists primarily of calls made during normal business hours, which command peak-hour pricing. The Company's residential subscribers tend to make most of their calls in the evening and on weekends, when business usage is lowest. Neither commercial nor residential subscribers' access to the Company's service is limited as to the time of day or day of week.

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

     The variety of products offered are categorized by the Company based upon certain primary characteristics: pricing, value-added services, reporting, 800 services and ALEC services.

     Pricing-All of the Company's customers are identified by their telephone number, dedicated trunk or validated access code. Customers subscribe to various products which determine the price per minute that they pay on their outbound or inbound long distance calls. Rates typically vary by the volume of usage, the distance of the calls, the time of day that calls are made, the region that originates the call and whether or not the product is being provided on a promotional basis.

     Value-added Services-The Company's value-added services are aimed primarily at the business subscriber, although the Company also offers products for residential customers. Value-added services include: Call Delivery, a message delivery service which enables a customer to send a prerecorded message to a number; VoiceQuote, an interactive stock quotation service; InfoReach, numerous audio/text programs such as news and weather; a voice mail service; Option USA, a service to provide calls to the U.S. from selected international locations and three different teleconferencing services.

     The Company provides a full spectrum of facsimile services including Broadcast FAX, which allows the customer to send or fax documents to multiple locations at the same time; fax on demand, which allows the customer to make a fax document available to people who call an 800 number; fax mail, which allows a customer to receive facsimile messages in a fax mailbox and pick them up at a later date; PC software, which allows the customer to manage facsimile lists and documents from a PC and special international pricing to accommodate short duration facsimile traffic.

     Reporting Services-The Company offers a variety of billing options and media aimed primarily at business customers. When a new commercial account is opened, the customer is offered the opportunity to custom design the format of its reports. The Company also offers customers graphic reports of traffic patterns on a nationwide basis by state, within state by area of dominant influence ("ADI") and within ADI by zip code. The Company believes this service is useful to certain customers for direct response advertising and customer service applications. The Company also offers its proprietary personal computer reporting service which allows customers to design their own reports, prepare separate itemized bills, do mark-up reporting and generate numerous other customer reports.

     800 Services-These services include area code blocking and routing; time of day routing; Home Connection 800, a fractional 800 service which allows residential customers to access 800 service utilizing a 4 digit security Personal Identification Number ("PIN"); Multi-Point 800 service, which allows customers to use accounting codes on an 800 number or route a single 800 number to numerous locations simultaneously; Follow-Me 800, which allows customers to change call routing and TargetLine 800, which routes calls to the closest location a customer identifies and provides custom prompts based upon a customer specific database.

     ALEC Services-The Company provides competitive local telephone service bundled with the Company's other long distance services through its Alternative Local Exchange Services ("ALEC") product offering. The ALEC offering is provided either using the Company's local switching equipment in locations where it is available or on a resale basis. The Company began providing ALEC services in the New York City area late in 1996 and expects to enter additional markets with this product in 1997.

     Transmission

     The Company endeavors to have sufficient switching capacity, local access circuits and long distance circuits at and between its network switching centers to permit subscribers to obtain access to the switching centers and its long distance circuits on a basis which exceeds industry standards regarding clarity, busy signals or delays.

     The network currently utilizes fiber optic and digital microwave transmission circuits to complete long distance calls. With the exception of digital microwave systems located in California, New York and Pennsylvania for which the Company holds Federal Communications Commission ("FCC") licenses and several short fiber optic systems, such facilities have been leased on a fixed price basis under primarily short-term contracts. While the Company still has a handful of longer term lease contracts, these contracts have annual "mark-to-market", "circuit portability", and "commitment buy-out" clauses. These provisions function to keep the price the Company pays at or near current market rates. An important aspect of the Company's operation is planning the mix of the types of circuits and transmission capacity to be used for each network switching center so that calls are completed on a basis which is cost effective for the Company without compromising prompt service and high quality to subscribers. The Company's SONET based fiber optic network build, started in October 1996, will reduce the number of transmission facilities leased and provide for a more dependable and cost-effective transmission system.

     The Company's network switching centers house equipment with varying capacities to meet the anticipated needs of the service origination region(s) served by the center. The equipment used by the Company is, for the most part, designed to permit expansion to its capacity by the addition of standard components. If the maximum capacity of the equipment in any center is reached, the Company replaces it with higher capacity switching equipment and attempts to move the replaced unit to a network switching center in a different service origination region. The Company is dependent upon local telephone companies for installing local access circuits and providing related service when establishing a network switching center. International service is primarily provided through participation in the International Carrier Group ("ICG") with another major long distance company. The ICG in turn contracts with other long distance companies to provide high quality international service at competitive rates.

     It is anticipated that the network build scheduled for completion in 1998 will lower the Company's current cost structure and expand the Company's transmission capabilities. However, the Company cannot definitively project the change in its cost structure nor assure that the network will enhance Frontier's ability to grow and successfully compete for new business.

     Major Customer

     The Long Distance Communications Services' growth has been impacted by a major customer whose revenue represented 21% and 14% of long distance revenues in 1996 and 1995, respectively. Pursuant to contract, this customer had been provided volume discounts by the Company as its 1-plus traffic grew at an accelerated pace over the past two years. During 1995, the Company was notified that this customer would be installing its own long distance switching capacity and diversifying its traffic distribution to one or more additional carriers. Effective June 1996, this customer entered into a revised three year agreement with the Company, eliminating the customer's existing minimum monthly commitment for 1-plus service in exchange for an extension of the exclusivity for the Company to carry the customer's higher margin enhanced service traffic. The migration of the major carrier customer's 1-plus traffic was substantially complete as of December 31, 1996. As a result of the loss of this customer's 1-plus traffic, revenue from this carrier comprised approximately 10% of Frontier's long distance revenue in the fourth quarter of 1996 as compared to 23% in the third quarter. The loss of this customer's 1-plus traffic contributed to the reduction in operating income in the fourth quarter.

     Seasonality

     The Company's long distance revenue is subject to certain limited seasonal variations. Because most of the long distance revenue is generated by commercial customers, the Company traditionally experiences decreases in long distance usage and revenue from its commercial customers during vacation and holiday periods. The effect of commercial seasonality is evidenced by lower sequential traffic growth in the fourth quarter for these customers.

Local Communications Services

     As of December 31, 1996, Rochester Telephone Corp. and the Company's 33 other local exchange companies together served approximately 976,000 access lines in 13 states. The local exchange carriers provide local, toll, access and resale services; sell, install and maintain customer premises equipment and provide directory services.

     As of September 30, 1995, the Company discontinued the application of Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation" for its local communications companies. The Company discontinued the use of FAS 71 based upon changes in regulation and increasingly rapid advancements in telecommunications technology and other factors creating competitive markets served by the Company.

     Since the beginning of 1988, the Company has invested over $790 million in upgrading its Local Communications Services' business and over $480 million for the acquisition of independent telephone companies. Over this period, the Company installed advanced digital switching platforms throughout all of its switching network, making the Company one of the few in the industry to be served by an all digital network for its local exchange companies.

     Frontier has achieved substantial cost reductions through the elimination of duplicative services and procedures and the consolidation of administrative functions. The Company believes that additional cost reductions are obtainable. These reductions will be partially driven by technological changes and will be necessary to further improve the competitive position of its Local Communications Services' business. The

Company intends to vigorously pursue additional gains in productivity through reengineering while simultaneously improving customer service.

     In March 1995, the Company sold the Ontonagon County Telephone Company and the Midway Telephone Company, both located in the Upper Peninsula of Michigan. In May 1994, the Company sold its Minot Telephone Company property located in Minot, North Dakota. In each case, the telephone properties no longer fit the strategic purposes of the Company.

     Of the 976,000 access lines in service on December 31, 1996, 687,000 were residential lines and 289,000 were business lines. Long distance network service to and from points outside of the telephone companies' operating territories is provided by interconnection with the facilities of interexchange carriers.

     Frontier is pursuing several alternatives to provide expanded broadband capabilities to its customers. To date, the Company has installed over 13,000 miles of fiber optic facilities (over 650 sheath miles) in the Rochester, New York area to provide its customers with enhanced capacity and to position the Company to offer new products. Throughout its Local Communications Services' operations, Frontier has over 27,000 miles of fiber optic facilities in place. The Company provides expanded broadband services to select customers, including video-distance learning arrangements for educational institutions.

     The Company operates 71 central office and remote switching centers in Rochester, New York, and a total of 266 central office and remote switching centers in its other telephone territories. During late 1995, management committed to a major switch consolidation plan at its Rochester Telephone Corp. and Frontier Communications of New York subsidiaries. The three-year plan to consolidate host switches and reduce this number by over 60% is projected to improve network efficiency and reduce the cost of maintenance and software upgrades. As of December 1996, the project is progressing as scheduled and two host switches have been consolidated. The Company anticipates that the project will be substantially complete by July 1998.

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

Legislative and Regulatory Matters

     The competitive evolution of the telecommunications industry has resulted in a more fluid regulatory framework. In general, state regulatory agencies exercise authority over the prices charged for the provision of local telephone service and for intrastate long distance service and over the quality of service provided, the issuance of securities, the construction of facilities and other matters. Each of Frontier's local telephone service companies is regulated by the public utility regulatory agency of the state in which that company provides local telephone service and by the FCC. The Company's long distance business is also subject to FCC and state jurisdiction.

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

     Second, the Act contains a number of provisions that reduce barriers to entry and promote competition in a variety of telecommunications markets, including both long distance and local exchange operations. As a part of this increased emphasis on competition, the Act provides a framework under which the Regional Bell Operating Companies ("RBOCs") may enter the interexchange communications business from which they were barred under the terms of the 1982 AT&T Consent Decree. Under the framework of the Act, a RBOC may provide long distance services in the states where it provides telephone service upon proving to the relevant state regulatory authority and to the FCC that: (a) it faces competition for local telephone service from at least one facilities-based competitor; and (b) that it satisfies a fourteen point checklist that would purport to show that the RBOC's local exchange operations are open to competition. The Act establishes deadlines within which both the state regulatory agency and the FCC must act upon applications filed by a RBOC to enter the long distance business. The RBOCs can provide long distance services immediately in states where they do not qualify as the incumbent local exchange carrier, and also, with certain restrictions, can provide long distance service in connection with cellular, video and other defined incidental services.

     Third, although the Act generally prohibits long distance companies from marketing their services jointly with the local telephone services provided by a RBOC (at least until that RBOC is permitted to enter the long distance business), it contains an exception for companies that serve less than five percent of the nation's presubscribed access lines, such as Frontier. Thus, the Act permits Frontier to continue to market its long distance services jointly with local telephone services whether those local services are provided by Frontier directly or are provided by a RBOC or non-affiliated company.

     The FCC has initiated three major proceedings, among others, to implement the Act. First, the Commission adopted regulations implementing the unbundling, interconnection and resale obligations of the Act. The Commission's order has been appealed to the United States Court of Appeals for the Eighth Circuit and that Court has stayed the pricing provisions of the order. A decision from the Court is expected in the next few months.

     Second, the FCC has also issued proposed rules addressing the Act's universal service provisions. A final decision from the Commission is expected in May 1997.

     Finally, the Commission has issued a notice of proposed rulemaking in which it is proposing changes to its rules governing the assessment and collection of interstate access charges assessed by local exchange carriers.

     The Company is evaluating its options in light of the pendency of these three proceedings, but cannot predict the outcome of the ongoing judicial and administrative proceedings.

(b) State Proceedings -- General. A number of states in which the Company has local or long distance operations are conducting proceedings related to the ground rules under which carriers may operate in an increasingly competitive environment. The issues that the regulatory agencies are examining include unbundling of network elements, interconnection obligations, dialing parity for intra-LATA (or short-haul) toll traffic, number portability, resale of local exchange service and universal service. The Act has begun to have an effect on the timing and outcome of proceedings in many states, as state commissions have begun to review their actions in light of the Act. The Company cannot, at this time, predict how these proceedings will ultimately be resolved, nor when decisions will be forthcoming.

(c) Open Market Plan. The Rochester, New York local communications' subsidiary completed its second full year of operations under the Open Market Plan in 1996. The Open Market Plan promotes telecommunications competition in the Rochester, New York marketplace by providing for (1) interconnection of competing local networks including reciprocal compensation for terminating traffic, (2) equal access to network databases, (3) access to local telephone numbers, (4) service provider telephone number portability, and (5) certain wholesale discounts to resellers of local services. The inherent risk associated with opening the Rochester market to competition is that some customers are able to purchase services from competitors, which may reduce the number of retail customers and potentially cause a decrease in the revenues and profitability for Rochester Telephone. However, results since implementation of the Open Market Plan indicate that a stimulation of demand in the use of the network and new product revenue may offset the losses from customer migration. Increased competition may also lead to additional price decreases for services, adversely impacting Rochester Telephone's margins. An additional positive feature of the Open Market Plan provides that Rochester Telephone can retain additional earnings achieved through operating efficiencies. Previously these earnings would have been shared with customers.

     During the seven year period of the Open Market Plan, rate reductions of $21 million will be implemented for Rochester area consumers, including $11.5 million of which occurred in 1995 and an additional $2.5 million which commenced in January 1996. Rate reductions of $1.5 million will occur in 1997. Rates charged for basic residential and business telephone service may not be increased during the seven year period of the Plan. The Company is allowed to raise prices on certain enhanced products such as caller ID and call forwarding. Price increases on enhanced products partially offset the rate reductions required under the Plan during 1996.

     AT&T Communications of New York filed a complaint with the New York State Public Service Commission ("NYSPSC") for reconsideration of the Open Market Plan on October 3, 1995. The complaint sought a change in the wholesale discount, a change in the minutes of use surcharge and also changes in a number of operational and support activities. Some of these issues are also being considered in other states in other unrelated local competition proceedings. On July 18, 1996, the NYSPSC issued an order establishing a temporary wholesale discount of 13.5% for services and eliminating the minutes of use surcharge. On November 27, 1996, the NYSPSC set permanent wholesale discounts retroactive to July 24, 1996, of 17.0% for resellers that use the Company's operator services and 19.6% for resellers that provide their own operator services. The Company believes that, currently, all resellers in this market use the Company's operator services.

     Under the Telecommunications Act of 1996 and a statewide proceeding, the NYSPSC is also considering the prices that local exchange companies in New York may charge for "unbundled" service elements such as links (the wire from the switch to the customers premises), ports (the portion of the switch that terminates the link) and switch usage features. The Company is actively participating in this proceeding and expects the NYSPSC to issue a decision on service elements in 1997.

     Management believes there are significant market and business opportunities associated with the Company's Open Market Plan. However, there are also uncertainties associated with the Plan. In the Company's opinion, the most significant risks relate to increased competition in the Rochester, New York market, the risk inherent in the Rate Stabilization Plan and the potential diversification risk.

     There can be no assurance that the changing regulatory environment will not have a negative impact on the Company.

Competition

     The telecommunications industry has experienced a significant increase in competition in recent years. Factors such as technological advancement and a more fluid regulatory framework have made it easier for new entrants to commence operations. Frontier is intent on taking advantage of the various business opportunities which competition provides in the markets where it operates. The Company is addressing competition by focusing on improved customer satisfaction, developing and offering new products and services, providing integrated communications services and by reducing its cost base and becoming more efficient.

(a) Long Distance Communications Services. Competition in this line of business is based upon pricing, customer service, network and service quality and value-added services. The Company views the long distance industry as a three tiered industry which is dominated on a volume basis by the nation's four largest long distance providers: American Telephone and Telegraph Company ("AT&T"), MCI Telecommunications Corporation ("MCI"), Sprint Communications, Inc. ("Sprint") and Worldcom, Inc. ("Worldcom"). AT&T, MCI, Sprint and Worldcom generate more than 85% of the nation's domestic and international long distance revenue, which is in excess of $75 billion annually. Frontier is positioned at the top of the second tier with two other companies each with annual revenues believed to be more than $1 billion. The third tier consists of more than 300 companies with annual revenues of less than $1 billion each, the majority below $50 million each. The Company targets small- and medium-sized commercial customers and seeks to provide a level of focus and attention to customer service that compares favorably with what its larger competitors offer to large commercial customers. Frontier is one of the few long distance companies with the ability to offer high quality integrated local and long distance services to small- and medium-size commercial customers on a nationwide basis. A number of the Company's competitors are primarily regional in nature, limited by the size of their transmission systems or dependent on other parties for their billing services and only offer basic long distance services.

     The Company recognizes the need to grow to be able to compete effectively in the changing telecommunications industry and to avail itself of greater economies of scale and scope in its transport and local access facilities and in its back office operations. The Company's acquisitions have expanded it to a national scope enhancing the Company's ability to compete effectively. The Company's growth and investment in additional network facilities in 1995 and 1996 and the construction of a fiber optic network scheduled for completion in 1998 are also designed to provide for a competitive cost structure.

(b) Local Communications Services. The market for equipment connected to common carrier networks is now fully competitive. The Company faces many competitors in the provision of equipment and facilities used in connection with its local exchange networks. The market for the provision of local services itself is now competitive in Rochester, New York as a result of the Open Market Plan, and the Telecommunications Act of 1996 is likely to result in significantly greater competition in other markets. The Open Market Plan enables customers to choose their local telephone service company and will potentially provide them a broader selection of products, services and prices. The Open Market Plan gives the Company greater flexibility to broaden the scope and quality of its own competitive offerings. In the Rochester market, competitors who have entered the local exchange market include Time Warner Communications ("Time Warner"), MFS Telecom, Inc. ("MFS") and AT&T. MFS and Time Warner are alternative facilities based local exchange providers in Rochester. AT&T is remarketing local exchange service in the Rochester, New York marketplace as a reseller of RTC's services, as is Frontier's subsidiary, FCR. The Company believes that it holds more than 96% of the retail market share as of December 31, 1996, which is relatively consistent with the prior year. No significant ALECs are believed to be active in any of the Company's other telephone properties.

     Long distance companies largely access their end user customers through interconnection with local telephone companies. These long distance companies pay access fees to the local telephone companies for this service. The provision of access services in Rochester and elsewhere is considered to be competitive, and the Company has responded with price changes that meet the demands in its individual market areas.

Environmental and Other Matters

     Except for site specific issues, environmental issues tend to impact members of the telecommunications industry in consistent ways. The Environmental Protection Agency ("EPA") and other agencies regulate a number of chemicals and other substances that may be present in facilities used in the provision of telecommunications service. These include preservatives in some wood poles, asbestos in certain underground duct systems and lead in some cable sheathing. Some components of the Company's network may include one or more of these substances. The Company believes that in their present uses, any such facilities of the Company pose no significant environmental or health risk derived from EPA regulated substances. If EPA regulation of any such substance is increased, or if any facilities are disturbed or modified in such a way as to require removal, special handling, storage and disposal may be required for any such facilities removed from use. At this time the Company is not subject to any environmental litigation that requires disclosure, except as set out in Item 3, Legal Proceedings.

Employees and Labor Relations

     As of December 31, 1996, the Company had 7,900 employees, of which 2,701 were employees of Local Communications Services, 4,376 were employees of Long Distance Communications Services, and 823 were employees of other operations. At the Rochester, New York Operating Company, 689 clerical and service workers were represented by the Rochester Telephone Workers Association ("RTWA") and 619 craft and clerical employees were represented by the Communications Workers of America ("CWA"), Local 1170.

     On January 31, 1996, the CWA Local 1170 contract expired. The contract negotiations are currently at an impasse and the Rochester company has implemented the terms of its final offer as of April 9, 1996. The Union filed unfair labor practice charges with the National Labor Relations Board ("NLRB"). In June, Frontier received a favorable determination after review within the Agency, rejecting all unfair labor practice claims that could have affected the declaration of impasse. The Union appealed these decisions within the NLRB. On December 2, 1996 the Office of the General Counsel of the NLRB in Washington, D.C. affirmed the dismissal of three of the four unfair labor practice charges. The fourth charge was returned to the Regional Office in Buffalo, New York for an administrative hearing. This hearing is scheduled to commence in May 1997.

     On December 11, 1996, the Company and the CWA National reached a tentative agreement on a new three year contract. However, on January 27, 1997, the membership of Local 1170 voted against the agreement. The CWA has recently requested that the parties return to the bargaining table. At the present time the terms and conditions of employment, as implemented on April 9, 1996, remain in place.

     The International Brotherhood of Electrical Workers ("IBEW") currently represents 180 employees at three of the Company's New York communications subsidiaries. These subsidiaries are Frontier Communications of New York, Frontier Communications of Sylvan Lake and Frontier Communications of AuSable Valley. The contracts between employees of Frontier Communications of New York and Frontier Communications of Sylvan Lake and the IBEW expired February 13, 1997, and November 9, 1996, respectively. The employees of these respective companies are currently working under the terms of each expired contract. The contract between employees of Frontier Communications of AuSable Valley and the IBEW expires May 10, 1998.

     The Company cannot predict the final outcome of these matters at this time and there can be no assurance that there will not be a material impact on the results of operations. There can be no assurance that as contracts with the Company's other labor unions expire, successful bargaining of new contract terms will occur.

Risk Factors

     The Company is subject to several risk factors that should be considered by current shareowners and prospective investors. This Report on Form 10-K and the documents incorporated by reference include forward-looking statements as described under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those identified in forward looking statements. Forward looking statements are identified by such words as "expects", "anticipates", "believes", "intends", "plans" and variations of such words and similar expressions.

     Changes in Rates of Growth of the Economy and the Overall Industry

     To some extent, the Company's revenue and earnings per share growth are related to the overall economy and to the telecommunications industry in general. Factors that may influence the Company's performance within the telecommunications industry include product pricing and development, integration of services, the effects of competition and the expansion of the business. The performance of the economy and the telecommunications industry could cause the Company's actual results to vary significantly.

     Competition Risk

     Technological innovation and regulatory changes are accelerating the pace of competition for telecommunications services. As a result, the Company faces intensified competition in all aspects of providing telecommunications services.

     There are significant uncertainties surrounding the introduction of new products and services and the capital expenditures that will be required by the Company to remain in a competitive position. In addition, there are uncertainties surrounding the impact on competition as a result of the enactment of the Telecommunications Act of 1996.

     Acquisition Integration

     The primary growth strategy of the Company over the last few years has been through its long distance acquisition program and internal growth. This growth strategy involves certain operational and financial risks. The operational risks include the possibility that implementation of an acquisition does not provide the economies of scale or synergies anticipated by management. Successful integration and expansion of the Company's network as a result of the acquisitions is dependent on management's ability to anticipate market growth, install facilities, consolidate databases, obtain rights of way and negotiate leases economically and efficiently. The integration of a growing employee base and the elimination of redundant operations and facilities has required and will continue to require significant management resources. Although management's plans are to minimize the risks associated with acquisitions, there can be no assurance that acquired businesses will be assimilated effectively into the Company.

     Contingent Liabilities

     The Company and a number of its subsidiaries are continuously involved in various judicial and administrative proceedings involving matters incidental to the business. Unless otherwise stated specifically, the Company believes that the probable outcome of any of these matters, or the combination of all of the matters, will not have a material adverse effect on the Company's consolidated results of operations or financial statements. However, there can be no assurance that the resolution of these matters will not be contrary to management's expectations.

ITEM 2.   PROPERTIES

     The Company's Long Distance Communications Services segment owns property which includes: fiber optic and copper cable, switching equipment, microwave equipment, real estate and miscellaneous office and work equipment. The Company's long distance segment also leases facilities or transmission capacity from other carriers.

     The Company's Local Communications Services segment owns telephone properties in their respective operating territories which include: connecting lines between customers' premises and the central offices; central office switching equipment; buildings, land and miscellaneous property and customer premise equipment. The central office switching equipment includes digital switches and peripheral equipment. The connecting lines include aerial and underground cable, conduit, poles, wires and microwave equipment. These facilities are located on public streets and highways or on privately owned land. The Company has permission to use these lands pursuant to local governmental consent or lease, permit, easement or other agreement.

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

     The consent decree concerned the clean-up of an environmental Superfund site located in Cortland, New York. It is alleged that the corporate defendants disposed of hazardous substances at the site and are therefore liable under the Comprehensive Environmental Response,

Compensation and Liability Act ("CERCLA"). The Company is anticipating that a final Record of Decision ("ROD") will be issued by the EPA and will prescribe the remediation requirements for the site. The aggregate amount of remediation costs to be incurred by the plaintiffs will be based on the requirements of the ROD. The total cost of remediation at the site is uncertain, although estimates have ranged from $25 million to $100 million. There has been no allocation of liability as among or between the plaintiffs or defendants. The extent to which plaintiffs can recover any of these costs from the defendants, including FNS, will be determined at trial. The litigation has been delayed by the bankruptcy filing of one of the defendants. FNS has been vigorously defending this lawsuit. The Company believes that it will ultimately be successful, but it is unable to predict the outcome with any certainty at this time.

     Since February 1994, hundreds of plaintiffs, all of who are former ASI shareholders, have filed and amended several and various complaints in Hennepin County (Minnesota) District Court. Included among the defendants are ASI, its former principal shareowners, Steven Simon and James Weinert, and Frontier. These suits allege generally that Simon and Weinert, with and through ASI, embarked upon a scheme to gain control of ASI and acquire all of its stock through common law fraud, breach of fiduciary duty and certain violations of the Minnesota Business Corporation Act. This Act requires shareowners in a closely held corporation to act fairly toward one another and refrain from misappropriation. Another action by a few former ASI shareholders who dissented from the cashout merger that finally took ASI private is pending in federal court in Minnesota. The federal lawsuit asserts RICO claims in addition to state common law and statutory violations. The claims against Frontier maintain that Frontier controls the disposition of the restricted Frontier stock which was issued to Simon and Weinert in connection with the acquisition of ASI and that such stock should be held in trust for the benefit of the plaintiffs. Recently, the owners of over half of the stock who have made claims have entered into a settlement in principle with Simon and Weinert. That settlement is now being submitted to the individual plaintiffs for their review and acceptance. Closure of the agreement is expected in 1997. If the settlements are accepted, the lawsuits of these plaintiffs shall be dismissed.

     Although it is too early to determine the outcome of the suits that have not settled, Frontier, ASI and the other defendants each are contesting the claims. To date, no other settlements have been reached. In connection with the acquisition of ASI by Frontier, Simon and Weinert agreed to indemnify the Company for these claims.

     On April 10 and 11, 1995, three lawsuits were commenced against ALC Communications Corporation ("ALC") as a result of its announced merger with the Company. In two of those actions, each filed in the Court of

Chancery of the State of Delaware, in and for New Castle County by Martin Mayers and Mordecai Cohen, respectively, Frontier was named as a defendant, although it has not yet been served with process. The lawsuits purport to be class actions brought on behalf of all ALC stockholders against ALC and its directors. Among other things, the complaints sought to enjoin the business combination and/or to obtain an award of damages. On June 9, 1995, the Delaware Court entered an order consolidating the three cases for all purposes. Under the terms of that order, Mayers v. Irwin, et al., C.A. No. 14196 is designated as the consolidated complaint and the defendants are required to respond to the consolidated complaint. On July 10, 1995, ALC and its directors answered the consolidated complaint. On February 28, 1997, the parties stipulated to a dismissal of these actions without prejudice and the Court entered an order formally dismissing all charges against Frontier, ALC and the ALC directors.

       The Regulatory Matters discussion in management's discussion of business in Part 1, Item 1, is incorporated herein by reference.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

     None

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED SECURITY MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange (Symbol - FRO). A stock split in the form of a 100 per cent stock dividend was effected during 1994. The information in the table below is adjusted to reflect the effects of that stock split. The historical information has been restated accordingly for the pooling acquisitions of ALC and ASI. The specific information required by this item is as follows:




                                         1996             1995             1994
                                         ----             ----             ----
                            Quarter   High    Low      High    Low      High     Low
                            -------   ----    ---      ----    ---      ----     ---
Highest and lowest
market prices for the         1st    $33.25  $28.25   $23.38  $19.25   $22.44  $20.25
stock by quarter:             2nd     33.38   27.75    24.13   19.63    25.25   20.81
                              3rd     31.25   25.88    28.63   23.75    24.75   21.63
                              4th     31.88   19.88    30.00   25.50    24.63   20.50

Common stock                  1st        $.2125            $.2075           $.2025
dividends declared            2nd        $.2125             .2075            .2025
per share:                    3rd        $.2125             .2075            .2025
                              4th        $.2175             .2125            .2075
                                         ------            ------           ------
Total Dividends per Year                 $.8550            $.8350          $ .8150

Number of Shareowners  (at December 31)

     Individuals                         29,697            26,184           24,128
     Brokers, nominees and institutions     509               453              480
                                            ---               ---              ---
     Total Shareowners                   30,206            26,637           24,608



     On March 14, 1997, the closing price for the Company's stock was $21.50 per share as published in the Wall Street Journal.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item should be read in conjunction with the consolidated financial statements and related notes included in Item 14 contained herein, and is as follows (in thousands, except per share data):


                                           1996        1995         1994         1993        1992
                                           ----        ----         ----         ----        ----
Net Revenues......................   $2,575,569   $2,143,691     $1,667,545   $1,437,448   $1,252,244
Income from Continuing Operations
 (before Extraordinary Items and
 Cumulative Effect of Changes in
 Accounting Principles)..........    $  217,944   $  144,768      $ 187,254    $ 128,644    $ 107,025
Consolidated Net Income..........    $  209,926   $   22,083      $ 180,057    $ 121,154    $ 105,953

Earnings per Common Share:
 Income before Extraordinary
 Items and Cumulative Effect of
 Changes in Accounting Principle         $ 1.32       $  .89        $  1.16      $  .83       $  .75
Extraordinary Items..............           ---       $ (.75)           ---      $ (.05)      $ (.01)
Cumulative Effect of Changes
 in Accounting Principles........        $ (.05)      $ (.01)       $  (.04)        ---          ---
Earnings per Common Share-Primary        $ 1.27       $  .13        $  1.12       $  .78       $  .74
Earnings per Common Share-Fully
 Diluted.........................        $ 1.27       $  .13         $ 1.12       $  .78       $  .74
Cash Dividends Declared per
 Common Share....................        $0.855       $0.835         $0.815       $0 .795      $0.775

Total Assets.....................    $2,221,520   $2,108,592     $2,060,794    $1,721,545  $1,679,743

Long-Term Debt...................    $  675,043   $  618,867     $  661,549    $  581,707  $  604,157



ITEM 7.   MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
          AND ANALYSIS OF FINANCIAL CONDITION

The information required by this item is presented in pages 14 through 20 of the Company's 1996 Annual Report to Shareowners which is Exhibit 13 to this Form 10-K, and is incorporated by reference into this Item 7.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of Price Waterhouse LLP, dated January 27, 1997, is presented on pages 21 through 37 of the Company's 1996 Annual Report to Shareowners, which is Exhibit 13 to this Form 10-K and is incorporated by reference into this Item 8.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The information required by this item for the Directors of Frontier Corporation is presented on pages 3 through 5 of the definitive proxy statement provided to shareowners on or about March 24, 1997 in connection with the Annual Meeting of Shareowners to be held May 2, 1997, which is Exhibit 99 to this Form 10-K and is incorporated by reference into this Item 10. Exhibit 99 consists of the Notice of Annual Meeting and the Company's Proxy Statement for the May 2, 1997 Annual Meeting of Shareowners.

Executive Officers

     Certain information is set forth below regarding the Executive Officers of the Company as of March 14, 1997. Each Officer serves for a period of one year or until a successor is elected.


                                                          Other Positions Held
      Name                    Position and                   During the Past
      (Age)                   Offices Held                      Five Years
     ------                   ------------             -------------------------------------
Robert L. Barrett (55)        Executive Vice           From May 1995 to March 1996 he was
                              President and            Executive Vice President and Chief
                              President of             Technology Officer of Banc One
                              Network Systems &        Corporation1.  From May 1991
                              Services since           to May 1995 he was President
                              March 1996               and Chief Operating Officer of
                                                       Banc One Services Corporation/1/.

Kevin J. Bennis (43)          Executive Vice           From December 1994 to March 1996
                              President and            he was President and Chief Executive
                              President of Frontier    Officer of the Integrated Client
                              Communications           Services Division of MCI2.  From
                              since March 1996         February 1994 to December 1994 he
                                                       was President and Chief Operating
                                                       Officer of MCI/BANAMEX/2/. From
                                                       July 1992 to February 1994 he was
                                                       Senior Vice President of Business
                                                       Marketing of MCI. From July 1988
                                                       to July 1992 he was Vice President
                                                       of Sales-Northeast Division of MCI.

Ronald L. Bittner (55)        Chairman, President      From August 1995 to November 1995
                              and Chief Executive      he was Chairman and Chief Executive
                              Officer since            Officer.  From February 1992 to April
                              November 1995 and        1993, he was President  and Chief
                              for the period           Executive Officer.
                              April 1993 to
                              August 1995


Jeremiah T. Carr (54)         Executive Vice           From May 1995 to January 1997 he
                              President since          was Senior Vice President.
                              January  1997            From January 1995 to May 1995
                              and Chairman -           he was President and
                              Rochester                Chief Executive Officer of
                              Telephone Corp.          Rochester Telephone Corp.,
                                                       and President Telephone Group.
                                                       From November 1993 to December
                                                       1994 he was Corporate Vice President
                                                       and President - Telephone Group.
                                                       From February 1992 to November
                                                       1993 he was Corporate Vice President
                                                       and President Telephone Operations.

Joseph Enis (52)              Treasurer since          From June 1994 to December 1994
                              January 1995             he was Director of Finance.  From
                                                       1992 to June 1994 he was Treasurer of
                                                       National Service Industries/3/.  From
                                                       1984 to 1992 he was Treasurer of
                                                       Cyclops Industries/4/.

Dale M. Gregory (48)          Senior Vice President    From January 1995 to May 1995 he
                              since May 1995 in        was President - Frontier
                              charge of the            Communications Group.  From
                              Network &                November 1993 to December 1994 he
                              Operations Area          was Corporate Vice President and
                              from June 1995 to        and the President -
                              October 1996 and         Telecommunications Group.
                              the Corporate            From February 1993 to November
                              Development Group        1993 he was Corporate Vice
                              since October 1996.      President and President-Network
                                                       Systems and Services. From February
                                                       1992 to February 1993 he was
                                                       Corporate Vice President and
                                                       President-Telecommunications
                                                       Services.

Louis L. Massaro (50)         Executive Vice           From August 1995 to May 1996
                              President, Chief         he was Executive Vice President
                              Administrative           and Chief Administrative Officer.
                              Officer and              From December 1994 to August 1995
                              Chief Financial          he was Corporate Vice President.
                              Officer since May        From February 1993 to December
                              1996                     1994, he was Corporate Vice President
                                                       and Treasurer.  From September 1991
                                                       to February 1993 he was Corporate
                                                       Vice President and  President-
                                                       Rochester Operations.

Richard A. Smith (46)         Controller               From June 1994 to March 1995 he was
                              since April 1995         President - Frontier Information
                                                       Technologies, Inc.  From February
                                                       1993 to June 1994 he was Senior Vice
                                                       President - Midwest Region of
                                                       Frontier's Telephone Group.  From
                                                       1990 to February 1993 he was Vice
                                                       President - Midwest Telephone



                                                       Operations of Frontier's Telephone
                                                       Group.

Josephine S. Trubek (54)      Corporate Secretary      From January 1990 to April 1993 she
                              since April 1993         was General Counsel and Secretary.

/1/ Banc One is one of the 10 largest bank holding companies in the U.S. Banc
    One Services Corporation is a subsidiary of Banc One.

/2/ MCI is the 2nd largest provider of long distance services in the United
    States. MCI/BANAMEX is an MCI joint venture in Mexico.

/3/ National Service Industries is a public company with businesses in lighting, textile rentals and specialty chemicals.

/4/ Cyclops Industries is a public manufacturer of specialty steels and curtainwall systems.


                                   PART III

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is presented on page 2 of the Company's Proxy Statement (which was provided to shareowners on or about March 24, 1997 in connection with the Annual Meeting of Shareowners to be held on May 2, 1997) under the caption "Compensation of Directors" and on pages 6 through 13 under the captions "Report of Committee on Management", "Performance Graph", "Compensation of Company Management", and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions", and is incorporated by reference into this Item 11. The Company's Proxy Statement is found at Exhibit 99 to this Form 10-K. Exhibit 99 consists of the Notice of Annual Meeting and the Company's Proxy Statement for the May 2, 1997 Annual Meeting of Shareowners.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The information required by this item is presented in the "Management and Directors Stock Ownership Table as of February 1, 1997 " and the "Stock Ownership of Certain Beneficial Owners Table as of February 1, 1997 " under the caption "Stock Ownership of Management, Directors and Certain Beneficial Owners" on pages 4 through 5 of the definitive Proxy Statement for the Annual Meeting of Shareowners to be held May 2, 1997, and is incorporated by reference into this
Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is presented under the sub-caption "Employment Contracts" on page 13 of the Definitive Proxy Statement for the Annual Meeting of Shareowners to be held May 2, 1997 and is incorporated by reference into this Item 13.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
          ON FORM 8-K

(a)  1.   Index to Financial Statements
                                                       Page*
          Report of Management                               21
          Report of Audit Committee                          21
          Report of Independent Accountants                  21
          Business Segment Information                       22
          Consolidated Statements of Income                  23
          Consolidated Balance Sheets                        24
          Consolidated Statements of Cash Flows              25
          Consolidated Statements of Shareowners' Equity     26
          Notes to Consolidated Financial Statements         27-37
          Report of Ernst & Young LLP                        38**

     *Pages 21 through 37 are incorporated by reference from the indicated pages of the 1996 Annual Report to Shareowners.

     **Set forth herein.

     2. Financial Statement Schedule for the years ended December 31, 1996, 1995 and 1994:

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

(b)  Reports on Form 8-K

     The Company filed the following three reports during the quarter ended December 31, 1996:

     SEC Filing Date          Item No.       Financial Statements
     ---------------          --------       --------------------
     October 22, 1996              5              None

     November 19, 1996             5              None

     December 17, 1996             5              None

     The Company filed the following report subsequent to the quarter ended December 31, 1996 through March 27, 1997.

     March 27, 1997                5              None

(c) Refer to Item 14 (a) (3) above for Exhibits required by Item 601 of Regulation S-K.

(d) Schedules other than set forth in response to Item 14 (a) (2) above for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON

                         FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and
Shareowners of
Frontier Corporation


Our audits of the consolidated financial statements referred to in our report dated January 27, 1997 appearing on page 21 of the 1996 Annual Report to Shareowners of Frontier Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. We did not audit the Financial Statement Schedule of ALC Communications Corporation, a wholly owned subsidiary, which statement reflects valuation and qualifying accounts and reserves of $40,078,000 and $32,692,000 at December 31, 1995 and 1994, respectively. That Financial Statement Schedule was audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for ALC Communications Corporation, is based solely on the report of the other auditors. In our opinion, based on our audits and the report of other auditors, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

Rochester, New York
January 27, 1997

                        REPORT OF INDEPENDENT AUDITORS




Board of Directors
ALC Communications Corporation


We have audited the financial statements of ALC Communications Corporation (ALC) as of December 31, 1995 and 1994 and for the years then ended, and have issued our report thereon dated January 17, 1996. Our audits also included Schedule II of ALC (not presented separately herein) which is included in the related schedule of Frontier Corporation in its Annual Report on Form 10-K for the year ended December 31, 1995. This financial statement schedule is the responsibility of ALC management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule of ALC referred to above, when considered in relation to the ALC basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Ernst & Young LLP

Detroit, Michigan
January 17, 1996

FRONTIER CORPORATION
     SCHEDULE  II  - VALUATION AND QUALIFYING  ACCOUNTS  AND
     RESERVES FOR THE YEAR ENDED DECEMBER 31, 1996
     (Table 1 of 3)

In thousands of dollars

                                                   Additions
                                            -----------------------
                                Balance at  Charged to   Charged to
                                beginning   costs and      other                    Balance at
    Description                  of year     expenses     accounts    Deductions   end of year
    -----------                 ----------  ----------   ----------   ----------   -----------
Reserve for uncollectible
accounts                         $28,515     $74,452     $5,183/(1)/  $77,239/(2)/   $30,911
                                 =======     =======     ======       =======        =======

Deferred tax asset valuation
allowance                        $23,887          $0         $0         $4,426       $19,461
                                 =======     =======     ======       =======        =======

Acquisition related
reserves                         $83,149          $0         $0        $42,353       $40,796/(3)/
                                 =======     =======     ======       =======        =======

/(1)/ Primarily recoveries of uncollectible accounts.

/(2)/ Uncollectible accounts written off.

/(3)/ Included primarily in "Property, plant, and equipment" in the Consolidated
      Balance Sheets.

FRONTIER CORPORATION
     SCHEDULE  II  - VALUATION AND QUALIFYING  ACCOUNTS  AND
     RESERVES FOR THE YEAR ENDED DECEMBER 31, 1995
     (Table 2 of 3)

In thousands of dollars

                                                   Additions
                                            -----------------------
                                Balance at  Charged to   Charged to
                                beginning   costs and      other                    Balance at
    Description                  of year     expenses     accounts    Deductions   end of year
    -----------                 ----------  ----------   ----------   ----------   -----------
Reserve for uncollectible
accounts                         $11,407     $36,655     $24,986/(1)/  $44,533/(2)/  $28,515
                                 =======     =======     =======       =======       =======

Deferred tax asset
valuation allowance              $28,500          $0      $7,950/(3)/  $12,563       $23,887
                                 =======     =======     =======       =======       =======

Acquisition related
reserves                              $0    $114,239          $0       $31,090       $83,149/(4)/
                                 =======     =======     =======       =======       =======

/(1)/ Primarily recoveries of uncollectible accounts and balances added through acquisitions.

/(2)/ Uncollectible accounts written off.

/(3)/ Balances added through acquisitions.

/(4)/ Included primarily in "Other liabilities" and "Property, plant and equipment" in the Consolidated Balance Sheets.

FRONTIER CORPORATION
     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS  AND
     RESERVES  FOR THE YEAR ENDED DECEMBER 31, 1994
     (Table 3 of 3)

In thousands of dollars

                                                   Additions
                                            -----------------------
                                Balance at  Charged to   Charged to
                                beginning   costs and      other                    Balance at
    Description                  of year     expenses     accounts    Deductions   end of year
    -----------                 ----------  ----------   ----------   ----------   -----------
Reserve for uncollectible
accounts                           $9,832      $29,526   $11,084/(1)/ $39,035/(2)/    $11,407
                                  =======      =======   =======      =======         =======
Deferred tax asset valuation
 allowance                        $34,900           $0        $0       $6,400         $28,500
                                  =======      =======   =======      =======         =======

/(1)/ Primarily recoveries of uncollectible accounts.

/(2)/ Uncollectible accounts written off.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FRONTIER CORPORATION
                                     (Registrant)

                                 By: /s/ Ronald L. Bittner
                                    -------------------------------
                                    Ronald L. Bittner
                                    Chairman, President and
                                    Chief Executive Officer

                                 Date:  March 21, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ronald L. Bittner                  By: /s/ Louis L. Massaro
-------------------------------------      -------------------------------------
    Ronald L. Bittner                          Louis L. Massaro
    Chairman, President and                    Executive Vice President,
    Chief Executive Officer and                Chief Financial Officer and Chief
    Director                                   Administrative Officer
                                               (principal financial officer)

    Date: March 21, 1997                       March 21, 1997

By: /s/ Richard A. Smith
-------------------------------------
    Richard A. Smith
    Controller
    (principal accounting officer)

    Date: March 21, 1997

                  *                                          *
-------------------------------------      ------------------------------------
Patricia C. Barron                         Raul E. Cesan
Date: March 21, 1997                       March 21, 1997

                  *                                          *
-------------------------------------      -------------------------------------
Brenda E. Edgerton                         Jairo A. Estrada
Date: March 21, 1997                       March 21, 1997

                  *                                          *
-------------------------------------      -------------------------------------
Michael E. Faherty                         Daniel E. Gill
Date: March 21, 1997                       March 21, 1997

                  *                                          *
-------------------------------------      -------------------------------------
Alan C. Hasselwander                       Robert J. Holland, Jr.
Date: March 21, 1997                       March 21, 1997

                  *                                          *
-------------------------------------      -------------------------------------
Douglas H. McCorkindale                    Leo J. Thomas
Date: March 21, 1997                       March 21, 1997

                  *
-------------------------------------
Richard J. Uhl
Date: March 21, 1997

*By: /s/ Josephine S. Trubek               Manually signed powers of attorney
         ----------------------------      for each Director are attached
         Josephine  S. Trubek              hereto and filed herewith pursuant
         Attorney-in-Fact                  to Regulation S-K Item 601(b)24 as
                                           Exhibit 24.

                             FRONTIER CORPORATION
                                 EXHIBIT INDEX

Exhibit
Number  Exhibit Description                    Reference
------- -------------------                    ---------
  3.1   Restated Certificate of                Incorporated by reference
        Incorporation dated                    to Exhibit 3-1 to Form 10-K
        January 24, 1995                       for the year ended
                                               December 31, 1995

  3.2   Amendment to Restated                  Incorporated by reference
        Certificate of Incorporation           to Exhibit 3-2 to Form 10-K
        dated April 9, 1995                    for the year ended
                                               December 31, 1995

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

  4.4   Copy of 9% Debenture due               Incorporated by reference
        August 15, 2021                        to Exhibit 4-16 to Form
                                               10-K for the year ended
                                               December 31, 1991

  4.5   Copy of Indenture between the          Incorporated by reference
        Company and Chase Manhattan            to Exhibit 4-5 to Form
        Bank, N.A. dated August 9,             10-K for the year ended
        1995                                   December 31, 1995

                      FRONTIER CORPORATION
                         EXHIBIT INDEX

Exhibit
Number  Exhibit Description                   Reference
------- -------------------                   ---------
10.1    Copy of Joint Venture                 Incorporated by reference
        Agreement dated March 9, 1993         to Exhibit 10-13 to Form
        by and between Rochester Tel          10-K for the year ended
        Cellular Holding Corporation          December 31, 1992
        and New York Cellular
        Geographic Service Area, Inc.
        together with Exhibit A
        thereto

10.2    Copy of the Plan for the              Incorporated by reference
        Deferral of Directors Fees            to Exhibit 10-34 to Form
                                              10-K for the year ended
                                              December 31, 1994

10.3    Copy of the Directors'                Incorporated by reference
        Common Stock Deferred                 to Exhibit 10-36 to Form
        Growth Plan                           10-K for the year ended
                                              December 31, 1994

10.4    Copy of the Restated Management       Incorporated by reference
        Pension Plan                          to Exhibit 10-20 to Form
                                              10-K for the year ended
                                              December 31, 1995

10.5    Copy of Executive Bonus Plan          Filed herewith

10.6    Copy of the Management Stock          Incorporated by reference
        Incentive Plan dated                  to Exhibit 10-23 to Form
        April 26, 1995                        10-K for the year ended
                                              December 31, 1995

10.7    Form of management contracts          Filed herewith
        as amended with each of Messrs.
        Bittner, Massaro, Carr and Gregory

10.8    Executive contract with supporting    Incorporated by reference
        offer letter for Mr. Barrett          to Exhibit 10-25 to Form
                                              10-Q for the quarter ended
                                              March 31, 1996

                      FRONTIER CORPORATION
                          EXHIBIT INDEX

Exhibit
Number  Exhibit Description                   Reference
------- -------------------                   ---------
10.9    Executive contract with supporting    Incorporated by reference
        offer letter and note for Mr. Bennis  to Exhibit 10-26 to Form
                                              10-Q for the quarter ended
                                              March 31, 1996

10.10   Restated Directors                    Incorporated by reference
        Stock Incentive Plan                  to Exhibit 10-27 to Form
        dated April 24, 1996                  10-Q for the quarter ended
                                              March 31, 1996

10.11   IRU Agreement between Qwest           Filed herewith
        Communications Corp. and
        Frontier Communications
        International, Inc. dated
        October 18, 1996.(CONFIDENTIAL
        TREATMENT REQUESTED
        FOR CERTAIN PORTIONS
        OF THIS EXHIBIT)

10.12   Copy of the Restated Supplemental     Filed herewith
        Management Pension Plan

10.13   Copy of the Restated Supplemental     Filed herewith
        Retirement Savings Plan

10.14   Employee Stock Option Plan            Incorporated by reference
                                              to Exhibit 10-28 to Form
                                              10-Q for the quarter ended
                                              March 31, 1996

11      Computation of Fully Diluted          Filed herewith
        Earnings Per Share

13.1    Specified portions (pages 14          Filed herewith
        through 37) of the Company's
        Annual Report to shareholders
        for the year ended December 31, 1996

                      FRONTIER CORPORATION
                          EXHIBIT INDEX

Exhibit
Number  Exhibit Description                   Reference
------- -------------------                   ---------

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

23.1    Consent of Independent                Filed herewith
        Accountants - Price Waterhouse LLP

23.2    Consent of Independent                Filed herewith
        Accountants - Ernst & Young LLP

24      Power of Attorney for a               Filed herewith
        majority of Directors naming
        Josephine S. Trubek attorney-in-fact

27      Financial Data Schedule               Filed herewith

99      Proxy Statement for the               Filed herewith
        Annual Meeting of Shareowners
        to be held May 2, 1997