Form 10-Q
period 1997-03-31
FRONTIER CORP /NY/
filed 1997-05-14
CIK 84567

FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE
              SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997

                            or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE
              SECURITIES EXCHANGE ACT OF 1934

      From the transition period from _____  to ______

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


     Indicate by check mark whether the registrant (1) has
filed  all reports required to be filed by Section  13  or
15(d)  of  the Securities Exchange Act of 1934 during  the
preceding 12 months (or for such shorter period  that  the
registrant was required to file such reports), and (2) has
been  subject to such filing requirements for the past  90
days.  Yes  X  No____

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   $1.00 Par Value Common Stock   164,096,407 shares as
                                  of April 30, 1997

                   FRONTIER  CORPORATION

                         Form 10-Q
                           Index


                                                   Page
                                                   Number
Part I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Business Segment Information for
            the three months ended March 31,
            1997 and March 31, 1996                  3

            Consolidated Statements of Income
            for the three months ended March 31,
            1997 and March 31, 1996                  4

            Consolidated Balance Sheets as of
            March 31, 1997 and December 31, 1996     5

            Consolidated Statements of Cash Flows
            for the three months ended March 31,
            1997 and March 31, 1996                  6

            Notes to Consolidated Financial
            Statements                            7-10

  Item 2.   Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations                11-21

Part II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                     21-23

  Item 6.  Exhibits and Reports on Form 8-K         23

  Signature                                         24

  Index to Exhibit                                  25

                      FRONTIER CORPORATION
                 Business Segment Information
                          (Unaudited)

                                        3 Months Ended March 31,
      In thousands of dollars                 1997          1996
----------------------------------------------------------------
Long Distance Communications Services
Revenues                                 $  401,135  $   486,102
Operating (Loss) Income:
Operating Income Before Other Charge     $   12,470  $    63,255
Other Charge                               (96,600)            -
Total Operating (Loss) Income            $ (84,130)  $    63,255
Depreciation and Amortization            $   22,368  $    19,518
Capital Expenditures                     $   55,930  $    37,230
Identifiable Assets                      $1,159,700  $   990,181
----------------------------------------------------------------
Local Communications Services
Revenues                                 $  163,330  $   158,442
Operating Income                         $   59,714  $    50,851
Depreciation and Amortization            $   27,285  $    25,149
Capital Expenditures                     $   15,356  $    19,462
Identifiable Assets                      $  903,355  $   937,520
----------------------------------------------------------------
Corporate Operations and Other
Revenues                                 $    8,946  $    10,605
Operating Loss                           $   (1,884) $    (2,254)

Depreciation and Amortization            $      862  $     1,021
Capital Expenditures                     $    6,733  $     5,308
Identifiable Assets                      $  205,937  $   227,014
----------------------------------------------------------------

Consolidated
Revenues                                 $  573,411  $   655,149
Operating (Loss) Income:
Operating Income Before Other Charge     $   70,300  $   111,852
Other Charge                                (96,600)           -
----------------------------------------------------------------
Total Operating (Loss) Income            $  (26,300) $   111,852
Depreciation and Amortization            $   50,515  $    45,688
Capital Expenditures                     $   78,019  $    62,000
Identifiable Assets                      $2,268,992  $ 2,154,715
=================================================================
   See accompanying Notes to Consolidated Financial Statements.

                     FRONTIER CORPORATION
               Consolidated Statements of Income
                          (Unaudited)
                                           3 Months Ended March 31,
In thousands, except per share data        1997                1996
-------------------------------------------------------------------
Revenues                                 $573,411          $655,149
-------------------------------------------------------------------
Costs and Expenses
Operating expenses                        439,903           485,828
Depreciation and amortization              50,515            45,688
Taxes other than income taxes              12,693            11,781
Other charge                               96,600                 -
-------------------------------------------------------------------
       Total Costs and Expenses           599,711           543,297
-------------------------------------------------------------------
Operating (Loss) Income                   (26,300)          111,852
Interest expense                           10,510            11,638
Other income and expense:
Gain on sale of assets                     18,765             4,976
Equity earnings from
 unconsolidated wireless interests          1,489             1,455
Interest income                               691               523
Other income (expense)                         87              (727)
-------------------------------------------------------------------
(Loss) Income Before Taxes and
 Cumulative Effect of
 Change in Accounting Principle           (15,778)          106,441
Income tax (benefit) expense               (2,217)           41,300
-------------------------------------------------------------------
(Loss) Income Before Cumulative
 Effect of Change in Accounting
  Principle                               (13,561)           65,141
Cumulative effect of change in
 accounting principle                           -            (8,018)
-------------------------------------------------------------------
Net (Loss) Income                         (13,561)           57,123
Dividends on preferred stock                  253               293
-------------------------------------------------------------------
(Loss) Income Applicable to Common
 Stock                                  $ (13,814)        $  56,830
-------------------------------------------------------------------
Dividends declared on common stock      $  35,653         $  34,480
-------------------------------------------------------------------

(Loss) Earnings Per Common Share
(Loss) Income before cumulative
 effect of change in
 accounting principle                       (.08)         $     .40
Cumulative effect of change in
 accounting principle                          -               (.05)
-------------------------------------------------------------------
(Loss) Earnings Per Common Share            (.08)         $     .35
-------------------------------------------------------------------
Average Common Shares Outstanding         163,474           163,527
(in thousands)
-------------------------------------------------------------------
-------------------------------------------------------------------

 See accompanying Notes to Consolidated Financial Statements.

                        FRONTIER CORPORATION
                     Consolidated Balance Sheets

In thousands of dollars,                   March 31,      December 31,
 except share data (Unaudited)                  1997              1996
----------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents               $     37,312      $     30,948
Accounts receivable, (less allowance
 for uncollectibles
 of $30,992 and $30,911, respectively)       373,137           364,256
Materials and supplies                        14,720            13,198
Deferred income taxes                         29,201            30,349
Prepayments and other                         37,930            30,483
----------------------------------------------------------------------
     Total Current Assets                    492,300           469,234
----------------------------------------------------------------------
Property, plant and equipment, net           943,618           971,259
Goodwill and customer base                   529,479           535,979
Deferred income taxes                         35,721                 -
Deferred and other assets                    267,874           245,048
        Total Assets                      $2,268,992        $2,221,520

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Accounts payable                         $   305,424       $   322,325
Dividends payable                             35,934            35,966
Debt due within one year                       5,918             6,253
Taxes accrued                                 66,011            34,963
Other liabilities                             68,008            18,596
----------------------------------------------------------------------
     Total Current Liabilities               481,295           418,103
Long-term debt                               709,966           675,043
Deferred income taxes                              -             2,542
Deferred employee benefits obligation         65,618            65,479
----------------------------------------------------------------------
Total Liabilities                          1,256,879         1,161,167
----------------------------------------------------------------------
Shareowners' Equity
Preferred stock                               22,611            22,611
Common stock, par value $1.00,
authorized 300,000,000
shares; 164,080,974 shares and
163,731,733 shares
issued in 1997 and 1996                      164,081           163,732
Capital in excess of par value               508,416           500,196
Retained earnings                            335,715           385,350
                                           1,030,823         1,071,889
----------------------------------------------------------------------
Less -
Treasury stock, 10,849 shares in 1997
and 6,375 shares in 1996, at cost                231               147
Unearned compensation - restricted            18,479            11,389
stock plan
----------------------------------------------------------------------
     Total Shareowners' Equity             1,012,113         1,060,353
----------------------------------------------------------------------
          Total Liabilities and           $2,268,992        $2,221,520
           Shareowners' Equity
----------------------------------------------------------------------
----------------------------------------------------------------------
  See accompanying Notes to Consolidated Financial
  Statements.

                         FRONTIER CORPORATION
                 Consolidated Statements of Cash Flows
                              (Unaudited)

                                              3 Months Ended March 31,
In thousands of dollars                            1997             1996
------------------------------------------------------------------------
Operating Activities
Net (loss) income                             $(13,561)         $ 57,123
------------------------------------------------------------------------
Adjustments to reconcile net (loss)
 income to net cash
 provided by operating activities:
   Cumulative effect of change in
    accounting principle                             -            12,396
   Other charge                                 96,600                 -
   Depreciation and amortization                50,515            45,688
   Gain on sale of assets                      (18,765)           (4,976)
   Equity earnings from unconsolidated
    wireless interests                          (1,489)           (1,455)
   Other, net                                      304               950
   Changes in operating assets and
    liabilities, exclusive
     of impacts of purchase acquisitions:
     Increase in accounts receivable            (9,725)          (30,451)
     Increase in materials and supplies         (1,331)           (2,356)
     Increase in prepayments and other assets   (7,799)           (2,282)
     Increase in deferred and other assets      (6,265)           (5,349)
     (Decrease) increase in accounts payable   (17,870)           20,541
     Increase in taxes accrued and other
      liabilities                                13,030            5,475
     Increase in deferred employee benefits
      obligation                                    587            2,692
     (Increase) decrease in deferred
      income taxes                              (37,115)           1,195
------------------------------------------------------------------------
 Total adjustments                               60,727           42,068
------------------------------------------------------------------------
 Net cash provided by operating activities       47,166           99,191
------------------------------------------------------------------------

Investing Activities
Expenditures for property, plant and equipment  (44,510)         (61,708)
Deposit for capital projects                    (31,761)               -
Investment in cellular partnerships                   -          (19,102)
Proceeds from asset sales                        32,889           10,441
Other investing activities                          902           (4,868)
------------------------------------------------------------------------
 Net cash used in investing activities          (42,480)         (75,237)
------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt         48,486                -
Repayments of debt                               (8,656)         (16,280)
Dividends paid                                  (35,935)         (33,883)
Treasury stock, net                              (2,468)               -
Issuance of common stock                            301           18,820
------------------------------------------------------------------------
 Net cash provided by (used in)
  financing activities                            1,728          (31,343)
------------------------------------------------------------------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                6,364           (7,389)
Cash and Cash Equivalents at Beginning of Period 30,948           31,449
------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period      $37,312          $24,060
------------------------------------------------------------------------
------------------------------------------------------------------------
 See accompanying Notes to Consolidated Financial Statements.

                  FRONTIER  CORPORATION
        Notes to Consolidated Financial Statements
                        (Unaudited)

Note 1: Consolidation

  The consolidated financial information includes the accounts of Frontier Corporation and its majority-owned subsidiaries (the "Company" or "Frontier") after elimination of all significant intercompany transactions.
Investments in entities in which the Company does not have a controlling interest are accounted for using the equity method.

  Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

Note 2 :  Other Charge

  In March 1997, the Company recorded a $96.6 million pre-tax charge primarily related to the write-off of network facilities no longer required due to the migration of the Company's major carrier customer's one-plus traffic volume to other networks and to the Company's overall network integration efforts. The Company is in the process of decommissioning these redundant network facilities. This project is expected to be completed by the second quarter of 1998.

Note 3:      Purchase Acquisitions

  In February 1997, the Company completed its purchase of RG Data, Inc. (RG Data), a computer and data networking equipment and services company. A total of 110,526 shares of Frontier common stock were reissued from treasury in exchange for all of the shares of RG Data. The treasury shares were acquired through open market purchases.

  In March 1996, the Company acquired a 55 percent interest in the New York RSA No. 3 Cellular Partnership
(RSA No. 3). RSA No. 3 is a provider of cellular mobile telephone service in the New York State Rural Service Area
No. 3. RSA No. 3 encompasses much of the Southern Tier
Area of Western New York State.  The Company's interest in
RSA No. 3 is managed by Frontier Cellular, a 50/50 owned joint venture with Bell Atlantic/NYNEX Mobile, and the operating results are reported using the equity method of accounting. The Company paid a total of $25.3 million in cash for its interest in RSA No. 3; $19.1 million in the first quarter and $6.2 million in the second quarter of 1996.

Note 4 :  Long-Lived Assets to Be Disposed Of

  Effective January 1, 1996, the Company adopted Financial
Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed Of". FAS 121 requires that certain long-lived assets and identifiable intangibles be written down to fair value whenever an impairment analysis indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at fair value less selling costs. The Company's adoption of this standard resulted in a non-cash charge of $8.0 million
(net of a tax benefit of $4.4 million) and is reported in the Consolidated Statements of Income as a cumulative effect of a change in accounting principle. The charge represents the cumulative adjustment required by FAS 121 to remeasure the carrying amount of certain assets held for disposal as of January 1, 1996.

  These assets held for disposal consist principally of telephone switching equipment in the Company's Local
Communications Services segment as a result of management's commitment, in late 1995, to a central office switch consolidation project primarily at the Rochester
Telephone and Frontier Communications of New York subsidiaries.

Note 5: Gain on Sale of Assets

   On January 31, 1997, the Company completed the sale of its 69.5 % equity interest in the South Alabama Cellular
Communications Partnership. The sale resulted in an after-tax gain of $11.2 million, or $.07 per share. In March
1996, Frontier sold its minority investment in a Canadian long distance company for an after-tax gain of $3.0 million, or $.02 per share.

   The Company decided to redeploy these resources into more strategic assets as the assets sold were not critical to the achievement of the Company's overall business strategy.

Note 6: Earnings (Loss) Per Share

  Average common shares outstanding excludes common stock equivalents resulting from stock options and warrants outstanding at March 31, 1997 and includes common stock equivalents at March 31, 1996. In accordance with Generally Accepted Accounting Principles ("GAAP"), the computation of loss per share was calculated without the effect of common stock equivalents

Note 7: New Accounting Standards

  The Company will adopt the provisions of Financial
Accounting Standards ("FAS") No. 128,  "Earnings Per
Share" effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. FAS 128 requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes the effect of common stock equivalents and is computed by dividing income available to common shareowners by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could result if securities or other instruments to issue common stock were exercised or converted into common stock.

Proforma (loss) earnings per share computed in accordance with FAS 128 is presented below.

                            For the three months ended
                        March 31, 1997  March 31, 1996
------------------------------------------------------
Basic (loss) earnings
 per share                      $(0.8)           $0.36
Diluted (loss) earnings
 per share                      $(0.8)           $0.35


Note 8:      Cash Flows

  For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Cash flows from financing activities includes $18.8 million of cash proceeds from stock options and warrants exercised during the first quarter of 1996. The resultant tax benefit realized from the exercise of stock options during the first quarter of 1996 of $38.5 million is reflected as an adjustment to capital in excess of par value and taxes accrued.

     Actual interest paid was $12.8 million and $11.4 million for the three month period ended March 31, 1997, and March 31, 1996, respectively. Interest costs associated with the construction of capitalized assets, including the nationwide fiber optic network project, are capitalized. Total amounts capitalized for the first three months of 1997 and 1996 were $2.5 million and $.6 million, respectively. In addition, actual income taxes paid were $2.2 million for the three months ended March 31, 1997, and $3.5 million for the three months ended March 31, 1996.

Note 9: Commitments and Contingencies

  During 1997, it is anticipated that the Company will expend approximately $550 million to $575 million for additions to property, plant and equipment, including the nationwide fiber optic network expansion project.
Construction began on the nationwide fiber optic network in late 1996. Frontier will be investing a total of approximately $425 million into this project. The projected cost of this investment is approximately 15% less than the $500 million previously disclosed due to the addition of another large participant to the construction project. The partnership agreement with Qwest provides for a reduction in the Company's portion of the overall cost of construction of the fiber optic network with the addition of another large participant. Capital expenditures related to the network expansion will be approximately $225 million to $250 million for 1997.
Since construction began in 1996, the Company has made total deposit payments of $93.8 million; $31.8 million of this total was paid during the first quarter of 1997.
This amount is included in the "Deferred and other" caption in the Consolidated Balance Sheets. In connection with this capital program, the Company has made certain commitments for the purchase of materials and equipment.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Three Months Ended March 31, 1997 and 1996

  The matters discussed throughout this Form 10-Q, except for historical financial results contained herein, may be forward looking in nature or "forward looking statements."
Actual results may differ materially from the forecasts or projections presented. Forward looking statements are identified by such words as "expects," "anticipates,"
"believes," "intends," "plans" and variations of such words and similar expressions. The Company believes that its primary risk factors include, but are not limited to:
changes in the overall economy, the nature and pace of technological change, the number and size of competitors in the Company's markets, changes in law and regulatory policy, and the mix of products and services offered in the Company's markets. Any forward looking statements in the March 31, 1997 Form 10-Q should be evaluated in light of these important risk factors.

DESCRIPTION OF BUSINESS

  Frontier Corporation (the "Company" or "Frontier") is a diversified telecommunications company, serving more than 2 million customers throughout the United States and in several foreign countries. Frontier Corporation's principal lines of business are long distance communications services and local communications services.
The Company's other lines of business include wireless operations, telecommunications equipment sales, video and audio conferencing.

RESULTS OF OPERATIONS

Consolidated

  Revenues for the first quarter of 1997 were $573.4 million, a decrease of $81.7 million or 12.5% over the comparable period in 1996. Operating income, excluding nonrecurring charges, was $70.3 million for the three months ended March 31, 1997 as compared to $114.7 million in 1996. Operating results in the first quarter of 1997 were adversely impacted by a decline in traffic levels without a corresponding decline in operating expenses in the long distance segment. The long distance segment also experienced an increase in bad debt expense during the first quarter of 1997 as compared to the same period in the prior year. This increase is primarily related to two large carrier customers. The decline in revenue is principally attributed to the previously announced migration of the Company's largest carrier customer's one-plus traffic from the Frontier network. The Company also experienced slower than anticipated growth in its other sales channels, including the "casual calling" or dial around product, expansion of ultimate distribution channels and the general business segment. Consolidated operating margins, excluding nonrecurring charges described below, declined from 17.1% for the first three months of 1996 to 12.3% for the same period in 1997. This decline is driven by the lower revenues as previously detailed and increased expenses in the long distance segment. The lower traffic volumes in the long distance segment resulted in the Company's cost of access percentage increasing from approximately 62% in the prior year quarter to approximately 65% in the current quarter, due to a higher proportion of fixed costs as a percent of revenue. The Company anticipates that these fixed costs can be reduced significantly through its efforts to "regroom" its network to make it more efficient and as the Company's fiber optic network build is phased into service. In addition, the Company's Selling, General and Administrative costs ("SG&A") at its long distance segment increased by 8% from the prior year, as the Company entered into many new sales partnerships and ventures to diversify and grow its revenue sources for the future.
The Company expects the current costs associated with these alliances to result in sales growth opportunities in subsequent periods. The Company's local communications segment's results remain strong as the operating margins increased from 33.9% in the prior year quarter to 36.6% in the current quarter.

  Operating results for 1997 and 1996 were affected by certain one-time events. In the first quarter of 1997, the Company recorded a pre-tax charge of $96.6 million primarily related to certain network costs no longer required for long distance traffic volumes. As a result of the decline in long distance traffic, an evaluation of the existing network was performed and facilities no longer used for the Company's traffic were identified. The excess facilities resulted principally from the previously reported migration of the Company's major customer's one-plus traffic.

  During the quarter ended March 31, 1997, the Company also completed the sale of its 69.5% equity interest in the South Alabama Cellular Communications Partnership. The sale resulted in a pre-tax gain of $18.7 million.

  During the first quarter of 1996, operating costs increased $2.8 million (pre-tax) at the Company's largest telephone subsidiary due to higher security, labor and other related expenses in connection with a union contract negotiation. See page 15 for information on the resolution of the contract negotiations with the union that occurred on May 6, 1997.

   The Company sold its minority investment in a Canadian long distance company for a pre-tax gain of $5.0 million during the quarter ended March 31, 1996.

  Results for the first quarter of 1996 include an $8.0 million post-tax charge relating to the adoption of Statement of Financial Accounting Standards No. 121 (FAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The assets held for disposal consist principally of telephone switching equipment in the Local Communications segment as a result of the central office switch consolidation project.

Business Segments

  The Company reports its operating results in three segments: Long Distance Communications Services, Local
Communications Services  and Corporate Operations and
Other. A review of the 1997 and 1996 first quarter results of each business segment follows.

Long Distance Communications Services

  Long distance revenues totaled $401.1 million in the first quarter of 1997, as compared to $486.1 million in the same quarter in 1996, a decrease of $85.0 million or 17.5%. The decrease in long distance revenues, which is reported net of bad debt expense, is principally attributable to the migration of the Company's largest customer's one-plus traffic from the Frontier network and the impact of $5.0 million of incremental bad debt expense primarily associated with two carrier customers during the quarter. Normalized for the effect of this major carrier customer's one-plus traffic, revenue and minutes of use increased by 3% compared to the prior year quarter.

  The decline in this segment's operating results is directly attributable to the previously announced migration of the Company's largest customer's one-plus traffic which resulted in the fixed costs of the Company's leased transmission facilities being absorbed by significantly less billed minutes. Revenue from this customer represented less than 10% of the first quarter
1997 long distance revenue as compared to 23% in the prior year. Also contributing to the lower operating margin is increased sales and marketing expenses associated with programs designed to generate additional revenue in future periods. The Company anticipates replacing the one-plus traffic with growth in existing customer segments and bases and through new revenue initiatives, including enhanced services, the expansion of ultimate distribution channels and the general business segment.

  Operating income for long distance, excluding nonrecurring charges, decreased 80.3% to $12.5 million for the three months ended March 31, 1997. Operating margin as a percent of revenue decreased from 13.0% in the first quarter of 1996 to 3.1% for the current quarter. The reduction in operating margin in the first quarter is driven by lower revenue, without a corresponding decrease in network costs, and the incremental SG&A costs associated with sales and marketing programs for new revenue initiatives. Cost of access represented approximately 65% of total long distance revenue for the first three months of 1997 as compared to approximately
62% for the same period in 1996. The increase in the cost of access percentage to revenue is driven by the fact that the Company's fixed costs are currently being covered by a reduced revenue base. Network integration and the construction of the Company's fiber optic network is expected to reduce costs and provide new revenue opportunities for Frontier. Construction of the fiber optic network is on schedule through the first quarter of 1997. The network is expected to be completed by late
1998; however, the Company anticipates that it will be carrying some traffic on a portion of this network as early as July 1997. The incremental SG&A costs incurred in the first quarter of 1997 are expected to result in new business that will positively impact revenue and operating results in the second half of the year.

  The Company is providing facilities-based Alternative
Local Exchange Carrier  ("A-LEC") services in the New York
City area and operating as an A-LEC reseller in New York
City and in 32 markets in ten additional states.
Nationwide, Frontier is serving 73,000 automatic number identifications ("ANIs") in its non-telephone markets.
The Company plans to expand its operations as either a facilities based local carrier or as a reseller of local telecommunications services during 1997 and 1998.

Local Communications Services

  Local Communications Services includes the Company's local telephone operations, consisting of 34 telephone operating subsidiaries in 13 states. Also included in this segment are the local service revenues and associated expenses generated from the efforts of Frontier
Communications of Rochester, a competitive telecommunications company formed on January 1, 1995 that provides an array of services on a retail basis in the Rochester marketplace. Consequently, the Local
Communications Services segment includes both wholesale and retail local service provided in the Rochester, New
York market. As a result of the Company's efforts to consolidate operating and administrative functions within this segment in order to become more efficient and improve operating results, the Company no longer separately reports its local operations in the Rochester, New York market from the Regional Telephone Companies.

  Revenues for Local Communications Services were $163.3 million in the three month period ended March 31, 1997, an increase of $4.9 million or 3.1% over the comparable period in 1996. The continued growth in this segment is driven by a 2.6% increase in access lines and a 5.1% increase in minutes of use over the previous year.
Revenue growth during the first quarter of 1997 is attributed to growth in enhanced services, including increased demand for Internet services. Revenue growth is partially offset by rate reductions required by the Open
Market Plan in the Rochester, New York market.

  Costs and expenses in the first quarter of 1997 for Local Communications Services were $103.6 million, representing a decrease of $1.1 million or 1.0% over the first quarter of 1996, excluding certain one-time charges.
During the first quarter of 1996, the Rochester telephone operation experienced increased costs that arose out of continuing union contract negotiations. These expenses, which were incurred in connection with contract negotiations with the Communications Workers of America
("CWA"), Local 1170, were necessary to ensure customer service continuity in the event of a work stoppage or slowdown. The contract negotiations were at an impasse and the Rochester company implemented the terms of its final offer as of April 9, 1996. The Union filed unfair labor practice complaints with the National Labor
Relations Board (the "NLRB"). In June 1996, Frontier received a favorable determination after review within the agency which rejected all unfair labor practice claims that could have impacted the declaration of impasse. The
Union appealed these decisions within the NLRB and on December 2, 1996, the agency remanded the matter back to its regional office to hold a hearing on the one issue of declaration of impasse, while upholding the other actions and dismissing those other unfair labor practice charges.
The remanded matter will go back to hearing and is scheduled to begin on May 19, 1997. The Company cannot predict the final outcome of this matter. On May 6, 1997, the members of CWA, Local 1170, ratified a tentative agreement which was reached with Rochester Telephone on April 29, 1997 which contained provisions that differed from the Company's final offer implemented at the time of impasse. This new agreement will provide several operational improvements and will result in alignment of benefits with the rest of the Corporation. The differences between the Company's final offer and the agreement that was ratified are not material.

  Operating income normalized for nonrecurring items for the first quarter of 1997 was $59.7 million, an increase of $6.0 million, or 11.2% over the first quarter of 1996.
Normalized operating margins for the three month period improved from 33.9% in 1996 to 36.6% in 1997, reflecting the continuing improvements in operating efficiencies.

  During late 1995, management committed to a major switch consolidation plan at its Rochester Telephone and Frontier
Communications of New York subsidiaries. The three-year plan to consolidate host switches by over 60% is projected to improve network efficiency and reduce the cost of maintenance and software upgrades. As of March 1997, the project is progressing as scheduled and two host switches have been consolidated. The Company anticipates that this project will be substantially complete by July 1998.

Corporate Operations and Other

  Corporate Operations is comprised of the expenses traditionally associated with a holding company, including executive and board of directors expenses, corporate finance and treasury, investor relations, corporate planning, legal services and business development. The Other category is comprised of the Company's majority ownership interest in wireless operations and Frontier Network Systems ("FNS"). FNS includes the operations of RG Data, Inc., a purchase acquisition consummated in February 1997. FNS markets and installs telecommunications systems and equipment.
Wireless operations for the first quarter of 1997 included
Minnesota RSA No. 10 and the Company's 69.5% interest in
Alabama RSAs No. 4 and No. 6 through February 1997. The sale of the Company's interest in Alabama RSAs No. 4 and No. 6 was finalized on January 31, 1997.

Other Income Statement Items

  Interest Expense

  Interest expense was $10.5 million in the first quarter of 1997, a $1.1 million decline as compared to the same period in 1996. The overall decrease in interest expense is attributable to an increase in capitalized interest of $1.9 million over the prior year, partially offset by an increase in gross interest expense in the first quarter of 1997 due to higher average debt levels.

  Gain on Sale of Assets

   On January 31, 1997, the Company completed the sale of its 69.5 % equity interest in the South Alabama Cellular
Communications Partnership. The sale resulted in an after-tax gain of $11.2 million. During March 1996, the Company recorded an after-tax gain of $3.0 million related to the sale of its minority interest in the stock of a Canadian long distance company.

  The Company decided to redeploy these resources into more strategic assets as they were not critical to the Company's current business strategy.

  Equity Earnings from Unconsolidated Wireless Interests

  The Company's minority interests in wireless operations and its 50% interest in the Frontier Cellular joint venture with Bell Atlantic/NYNEX Mobile are accounted for using the equity method. This method of accounting results in the Company's proportionate share of earnings being reflected in a single line item below operating income. Equity earnings from the Company's interests in wireless partnerships in the first quarter of 1997 were $1.5 million, consistent with 1996.

  Income Taxes

  The effective income tax rate for the first quarter of 1997, normalized for nonrecurring items, is 38.8 %, consistent with the first quarter of 1996.

FINANCIAL CONDITION

Review of Cash Flow Activity

  Earnings before interest, taxes, depreciation and amortization ("EBITDA") is a common measurement of a company's ability to generate cash flow from operations.
EBITDA should be used as a supplement to, not in place of, cash from operating activities. The Company's EBITDA was $120.8 million and $157.5 million, excluding nonrecurring charges, for the periods ending March 31, 1997 and 1996, respectively. The decrease in EBITDA and cash provided from operations as presented in the Consolidated
Statements of Cash Flows, is primarily attributable to the lower operating results in the long distance communications segment previously discussed.

  Cash used for investing activities decreased $32.8 million or 43.5% primarily due to the proceeds received from the sale of the Company's equity interest in the South Alabama Cellular Communications Partnership which closed in the first quarter of 1997 ($32.9 million). This decrease is offset by increases in capital expenditures during the first quarter 1997 of $14.6 million or 23.6% and the purchase of an interest in a cellular partnership in March 1996 ($19.1 million). The increase in capital expenditures is principally due to the fiber optic network build and continued product and network enhancements.

  Cash flows from financing activities amounted to an inflow of $1.7 million in the first quarter of 1997 as compared to an outflow of $31.3 million in the first quarter of 1996. This net inflow of cash is driven by increased commercial paper borrowings during the first three months of 1997 largely due to the Company's capital program. The proceeds from the commercial paper borrowings is offset by scheduled debt repayments of $8.7 million in 1997 and $16.3 million in 1996 and the payment of the preferred and common dividends.

Debt

  The Company's total debt amounted to $715.9 million at March 31, 1997, an increase of $34.6 million from December
31, 1996. This increase is primarily the result of a $43.3 million net increase in commercial paper borrowings offset by a reduction in debt carried by the South Alabama
Cellular Communications Partnership ($7.1 million), which was sold in the first quarter of 1997. The overall increase in borrowings is primarily attributable to capital expenditures related to the fiber optic network project.

  The Company filed a $500 million universal shelf registration with the SEC in November 1995. This registration allows for the issuance of a combination of debt, common preferred stock or warrant securities.
During the second quarter of 1997, the Company intends to offer approximately $300 million in medium-term public debt. Proceeds of the offering will be used to finance the Company's capital program.

  On May 14, 1997, Duff and Phelps revised its rating on the Company's long-term debt from "A" to "A-", reflecting concern about the recent performance of the Company's long distance operations, increased spending levels and rising uncertainty in the long distance business. Standard and Poor's affirmed its "A" rating of the Company on May 12, 1997, although it revised its rating "outlook" from stable to negative. Rating outlooks serve as an assessment of long-term trends or risks, normally for periods covering one to three years, that have less certain credit implications, and are not necessarily a precursor to future rating changes. The Company anticipates Moody's and Fitch to affirm their respective "A3" and "A" ratings in the near term. The Company does not anticipate that the revised rating or rating "outlook" will have a material impact on the future cost of borrowing.

Debt Ratio and Interest Coverage

  The Company's debt ratio (total debt as a percent of total capitalization) was 41.4% at March 31, 1997, as compared with 39.1% at December 31, 1996. Pre-tax interest coverage, excluding nonrecurring charges, was 5.6 times for the three months ended March 31, 1997, as compared with 9.5 times for the same period in 1996.

Capital Spending

  Through March 1997, gross capital expenditures amounted to approximately $78.0 million as compared to $62.0 million in the prior year. Capital expenditures for the fiber optic network build were approximately $32 million in the first quarter of 1997. The Company plans to spend a total of approximately $550 million to $575 million on its capital program during 1997, including approximately $225 million to $250 million for the fiber optic network project. The cost of this investment is approximately 15% less than the $500 million previously disclosed due to the addition of another large participant in the project. The partnership agreement with Qwest provides for a reduction in the Company's portion of the overall cost of construction of the fiber optic network with the addition of another large participant. The Company anticipates financing its capital program with a combination of internally generated cash from operations and external financing.

Dividends

  On March 21, 1997, the Board of Directors declared the first quarter 1997 dividend of 21.75 cents per share on the Company's common stock, payable May 1, 1997 to shareowners of record on April 15, 1997.

OTHER ITEMS

Open Market Plan

  The Rochester, New York local communications' subsidiary began its third year of operations under the Open Market
Plan in January 1997. The Open Market Plan promotes telecommunications competition in the Rochester, New York marketplace by providing for (1) interconnection of competing local networks including reciprocal compensation for terminating traffic, (2) equal access to network databases, (3) access to local telephone numbers, (4)
service provider telephone number portability, and (5) certain wholesale discounts to resellers of local services. The inherent risk associated with opening the Rochester market to competition is that some customers are able to purchase services from competitors, which may reduce the number of retail customers and potentially cause a decrease in the revenues and profitability for Rochester Telephone. However, results since implementation of the Open Market Plan indicate that a stimulation of demand in the use of the network and new product revenue may offset the losses from customer migration. Increased competition may also lead to additional price decreases for services, adversely impacting Rochester Telephone's margins. An additional positive feature of the Open Market Plan provides that Rochester Telephone can retain additional earnings achieved through operating efficiencies. Previously these earnings would have been shared with customers.

  During the seven year period of the Open Market Plan, rate reductions of $21 million will be implemented for Rochester area consumers, $14.0 million of which occurred through 1996 and an additional $1.5 million which is occurring on a pro rata basis in 1997. Rates charged for basic residential and business telephone service may not be increased during the seven year period of the Plan.
The Company is allowed to raise prices on certain enhanced products such as caller ID and call forwarding. Price increases on enhanced products partially offset the rate reductions required under the Plan during 1997.

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

  The Open Market Plan prohibits the payment of dividends by Rochester Telephone Corp. to Frontier if certain conditions are not met. In 1996, Rochester Telephone
Corp. failed to achieve the service quality levels required by the Open Market Plan. In April, 1997, the
Company received notice from the NYSPSC that the flow of cash dividends from Rochester Telephone Corp. to Frontier was to be restricted as a result of its finding that service quality levels were not met. Management does not anticipate that this restriction will effect the Company's ability to make scheduled debt and interest payments or have a material impact on the Company's operations.

  On May 7, 1997, the Federal Communications Commission
("FCC") adopted changes to its system of interstate access charges to make them more economically efficient and more compatible with a fully competitive marketplace. The primary rate structure change will remove from existing usage sensitive access charges those costs that are not incurred on a usage sensitive basis, and require that they be recovered, if at all, through a mix of fixed charges.
On the same day, the FCC adopted rules that expand the scope and availability of universal service support in line with mandates in the Telecommunications Act of 1996.
These rules will also assure recovery of the related universal service costs from all providers of interstate services, not just long distance carriers. Finally, the FCC modified its regulations governing price cap local exchange carriers. It set a single higher productivity offset ( a percentage rate by which pricing indices are reduced each year). The FCC also removed the requirement that certain earnings above the price cap be shared with customers. The three FCC actions will be implemented over time, but some of the changes will be made as early as July 1, 1997, when new access tariffs become effective.
(The change in the productivity offset must be incorporated on that date as if it had been in effect earlier.) The Company believes that these changes are consistent with the development of competitive telecommunications markets, and that the overall impact of these orders will, on balance, be positive for Frontier.

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

  Since February 1994, hundreds of plaintiffs, all of whom are former ASI shareholders, have filed and amended several and various complaints in Hennepin County
(Minnesota) District Court. Included among the defendants are ASI, its former principal shareowners, Steven Simon and James Weinert, and Frontier. These suits allege generally that Simon and Weinert, with and through ASI, embarked upon a scheme to gain control of ASI and acquire all of its stock through common law fraud, breach of fiduciary duty and certain violations of the Minnesota
Business Corporation Act. This Act requires shareowners in a closely held corporation to act fairly toward one another and refrain from misappropriation. Another action by a few former ASI shareholders who dissented from the cashout merger that finally took ASI private is pending in federal court in Minnesota. The federal lawsuit asserts
RICO claims in addition to state common law and statutory violations. The claims against Frontier maintain that Frontier controls the disposition of the restricted
Frontier stock which was issued to Simon and Weinert in connection with the acquisition of ASI and that such stock should be held in trust for the benefit of the plaintiffs.
Recently, the owners of over half of the stock who have made claims have entered into a settlement in principle with Simon and Weinert. That settlement is now being submitted to the individual plaintiffs for their review and acceptance. If the settlements are accepted, the lawsuits of these plaintiffs shall be dismissed.

  Although it is too early to determine the outcome of the suits that have not settled, Frontier, ASI and the other defendants each are contesting the claims. In connection with the acquisition of ASI by Frontier, Simon and Weinert agreed to indemnify the Company for these claims.

  On April 10, 1997, Jeff Thompson filed a purported class action on behalf of himself and all other similarly-situated persons in Circuit Court for Marengo County
Alabama.  Named as defendants are Frontier Corporation,
Frontier Subsidiary Telco, Inc. and Frontier
Communications of the South, Inc. The complaint also reserves the right to add additional defendants and identifies all of Frontier's telephone subsidiaries.
Concomitant with filing the complaint, plaintiff also filed an ex parte motion for conditional class certification which the Court granted. It conditionally certified a class consisting of "All persons or entities in the United States who have been charged by Defendants or their subsidiaries or affiliates a fee for `inside wire maintenance' without having given their affirmative acceptance to a repair service contract; specifically excluded from this class, however, are all employees, agents, officers, directors and affiliates of any of the Defendants and all persons or entities who have pending and/or previously filed individual (non-class) lawsuits against any of the Defendants for the same claims set forth in the Complaint.

  In the Complaint, plaintiff alleges that the Company improperly marketed and sold deregulated inside wire maintenance services to its subscribers pursuant to a "negative option" or "default sale" approach from January
1, 1987 to the present. Plaintiff alleges that the Defendants have never had enforceable contracts with their customers for inside wire maintenance services, and have defrauded their customers. Plaintiff requests a refund of all moneys paid for inside wire maintenance services.
This case is similar to a number of cases filed against other carriers with local telephone properties.

  The Company believes that the inside wire programs in place in its telephone properties have been implemented in accordance with the law and any applicable regulatory requirements. The Company is in the early stages of investigating this complaint and therefore, has not yet made an evaluation of the materiality of the litigation.
The Company is vigorously defending against this suit, but cannot predict the outcome.

  The Open Market Plan discussion in the Management's
Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this document is incorporated herein by reference.

Item 6 - Exhibits and Reports on Form 8-K

(a)  See Exhibit Index

(b)  Reports on Form 8-K filed during the quarter:

     SEC Filing Date     Item No.       Financial Statements

     March 27, 1997        5                 No

  The Company filed the following reports on Form 8-K subsequent to the quarter ended March 31, 1997:

     SEC Filing Date     Item No.    Financial Statements

     April 10, 1997        5                 No

                          SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        FRONTIER CORPORATION
                     ------------------------
                          (Registrant)




Dated: May 14, 1997            /s/Richard A. Smith
                            By:---------------------------
                               Richard A. Smith
                               Vice President and Controller
                               (principal accounting officer)

                       INDEX TO EXHIBITS

Exhibit
Number    Description

 3        Bylaws                  Incorporated by
                                  reference to Exhibit 3.3
                                  to Form 10-K for the year ended
                                  December 31, 1996.

10.15    Amendment No. 1, dated
         December 14, 1995,
         to 1995 Restated
         Management
         Pension Plan             Filed herewith

10.16    Amendment No. 2 dated
         February 6, 1996,
         to 1995 Restated
         Management Pension Plan  Filed herewith

10.17    Frontier Corporation
         Pension Plan for Non-
         Bargaining Employees
         dated December 31, 1996  Filed herewith

10.18    Promissory Note for
         Mr. Bittner              Filed herewith

10.19    Medical Expense
         Reimbursement
         for Mr. Bittner          Filed herewith

11       Statement re: Computation
         of Earnings
         per Share of Common
         Stock on a
         Fully Diluted Basis
         (Unaudited)              Filed herewith

27       Financial Data Schedule  Filed herewith