Form 10-K/A
period 1996-12-31
FRONTIER CORP /NY/
filed 1997-07-02
CIK 84567

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-K/A

                       AMENDMENT NO. 2

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

The Registrant hereby amends the following exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Form 10-K") as set forth below:



                      FRONTIER CORPORATION
                         EXHIBIT INDEX

Exhibit
Number  Exhibit Description             Reference

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

10.11   IRU Agreement between Qwest     Filed herewith
        Communications Corp. and
        Frontier Communications
        International, Inc. dated
        October 18, 1996, as amended through
        May 1, 1997.  (CONFIDENTIAL
        TREATMENT REQUESTED
        FOR CERTAIN PORTIONS
        OF THIS EXHIBIT)

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

                              FRONTIER CORPORATION
                              (Registrant)


Date:  July 2, 1997      By:  /s/  Barbara J. LaVerdi
                                   -------------------------
                                   Barbara J. LaVerdi
                                   Assistant Secretary
                                   (and authorized
                                     representative)

                               FRONTIER CORPORATION
                                   EXHIBIT INDEX

Exhibit
Number       Exhibit Description                   Reference
------       -------------------                   ---------

10.11        IRU Agreement between Qwest           Filed herwith
             Communications Corp. and
             Frontier Communications
             International, Inc. dated
             October 18, 1996, as amended through
             May 1, 1997.  (CONFIDENTIAL
             TREATMENT REQUESTED
             FOR CERTAIN PORTIONS
             OF THIS EXHIBIT)