Form 10-Q
period 1997-06-30
FRONTIER CORP /NY/
filed 1997-08-12
CIK 84567

                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

                         FORM 10-Q

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE
              SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1997

                            or

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

$1.00 Par Value Common Stock    164,141,176 shares as of July 31, 1997

                   FRONTIER  CORPORATION

                         Form 10-Q
                           Index


                                                 Page Number
Part I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Business Segment Information for the
            three months ended and for the six
            months ended June 30, 1997 and
            June 30, 1996                            3

            Consolidated Statements of Income
            for the three months ended and for the
            six  months ended June 30, 1997 and
            June 30, 1996                            4

            Consolidated Balance Sheets as of
            June 30, 1997 and December 31, 1996      5

            Consolidated Statements of Cash Flows
            for the six months ended June 30, 1997
            and June 30, 1996                        6

            Notes to Consolidated Financial
            Statements                            7-10

  Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                        11-25

Part II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                     25-27

  Item 4.  Submission of Matters to a
           Vote of Security Holders                 28

  Item 6.  Exhibits and Reports on Form 8-K         29

  Signature                                         30

  Index to Exhibits                                 31


                          FRONTIER CORPORATION
                     Business Segment Information
                              (Unaudited)

                                  3 Months Ended June 30,  6 Months Ended June 30,
In thousands of dollars                 1997         1996         1997        1996
----------------------------------------------------------------------------------
Long Distance Communications
 Services
Revenues                         $   406,846   $  497,756   $  807,981 $   983,858
Costs and Expenses                   387,904      424,885      776,569     847,732
----------------------------------------------------------------------------------
Operating Income (Loss):
  Operating Income Before Other
   Charge                        $    18,942   $   72,871   $   31,412 $   136,126
  Other Charge                             -            -      (96,600)          -
----------------------------------------------------------------------------------
Total Operating Income (Loss)    $    18,942   $   72,871   $  (65,188)$   136,126
Depreciation and Amortization    $    21,676   $   20,495   $   44,044 $    40,013
Capital Expenditures             $    35,956   $   24,755   $   91,886 $    61,985
Identifiable Assets              $ 1,163,612   $1,005,311   $1,163,612 $ 1,005,311
==================================================================================
Local Communications Services
Revenues                         $   166,987   $  161,383   $  330,317 $   319,825
Costs and Expenses                   107,036      108,193      210,652     215,784
----------------------------------------------------------------------------------
Operating Income                 $    59,951   $   53,190   $  119,665 $   104,041
Depreciation and Amortization    $    27,375   $   25,463   $   54,660 $    50,612
Capital Expenditures             $    28,208   $   21,654   $   43,564 $    41,116
Identifiable Assets              $   897,082   $  939,809   $  897,082 $   939,809
==================================================================================
Corporate Operations and Other
Revenues                         $    10,879   $   11,140   $   19,825 $    21,745
Costs and Expenses                    12,692       14,500       23,522      27,359
----------------------------------------------------------------------------------
Operating Income (Loss)          $    (1,813)  $   (3,360)  $   (3,697)$    (5,614)
Depreciation and Amortization    $       903   $    1,068   $    1,765 $     2,089
Capital Expenditures             $     5,242   $    5,877   $   11,975 $    11,185
Identifiable Assets              $   221,424   $  238,904   $  221,424 $   238,904
==================================================================================
Consolidated
Revenues                         $   584,712   $  670,279   $1,158,123 $ 1,325,428
Costs and Expenses                   507,632      547,578    1,010,743   1,090,875
----------------------------------------------------------------------------------
Operating Income:
  Operating Income Before
   Other Charge                  $    77,080   $  122,701   $  147,380 $   234,553
  Other Charge                             -            -      (96,600)          -
----------------------------------------------------------------------------------
     Total Operating Income      $    77,080   $  122,701   $   50,780 $   234,553
Depreciation and Amortization    $    49,954   $   47,026   $  100,469 $    92,714
Capital Expenditures             $    69,406   $   52,286   $  147,425 $   114,286
Identifiable Assets              $ 2,282,118   $2,184,024   $2,282,118 $ 2,184,024
==================================================================================

See accompanying Notes to Consolidated Financial Statements




                             FRONTIER CORPORATION
                      Consolidated Statements of Income
                                  (Unaudited)

                                         3 Months Ended June 30, 6 Months Ended June 30,
In thousands, except per share data                 1997     1996       1997        1996
----------------------------------------------------------------------------------------
Revenues                                        $584,712 $670,279 $1,158,123  $1,325,428
----------------------------------------------------------------------------------------
Costs and Expenses
Operating expenses                               442,228  487,882    882,131     973,710
Depreciation and amortization                     49,954   47,026    100,469      92,714
Taxes other than income taxes                     15,450   12,670     28,143      24,451
Other Charge                                           -        -     96,600           -
----------------------------------------------------------------------------------------
       Total Costs and Expenses                  507,632  547,578  1,107,343   1,090,875
----------------------------------------------------------------------------------------
Operating Income                                  77,080  122,701     50,780     234,553
Interest expense                                  11,648   11,818     22,158      23,456
Other income and expense:
 Gain on sale of assets                                -        -     18,765       4,976
 Equity earnings from unconsolidated wireless
  interests                                        2,783    1,685      4,272       3,140
 Interest income                                     699      781      1,390       1,304
 Other income (expense)                              529     (262)       616        (989)
----------------------------------------------------------------------------------------
Income Before Taxes and Cumulative Effect of
  Change in Accounting Principle                  69,443  113,087     53,665     219,528
Income tax expense                                26,999   43,881     24,782      85,181
----------------------------------------------------------------------------------------
Income Before Cumulative Effect of
  Change in Accounting Principle                  42,444   69,206     28,883     134,347
Cumulative effect of change in
 accounting principle                                  -        -          -      (8,018)
----------------------------------------------------------------------------------------
Net Income                                        42,444   69,206     28,883     126,329
Dividends on preferred stock                         258      296        511         589
----------------------------------------------------------------------------------------
Income Applicable to Common Stock               $ 42,186  $68,910    $28,372    $125,740
========================================================================================
Dividends declared on common stock              $ 35,656  $35,346    $71,309    $ 69,826
========================================================================================
Earnings Per Common Share
Income before cumulative effect of change in
 accounting principle                           $    .26  $   .42    $   .17    $    .82
Cumulative effect of change in accounting
 principle                                           -        -          -          (.05)
----------------------------------------------------------------------------------------
Earnings Per Common Share                       $    .26  $   .42    $   .17    $    .77
========================================================================================
Average Common Shares Outstanding (in thousands) 163,837  164,078    163,866     163,803
========================================================================================

See accompanying Notes to Consolidated Financial Statements.

                        FRONTIER CORPORATION
                     Consolidated Balance Sheets

                                                     June 30,  December 31,
                                                         1997          1996
In thousands of dollars, except share data        (Unaudited)
---------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                            $ 23,082      $ 30,948
Accounts receivable, (less allowance for
 uncollectibles
 of $22,921 and $30,911, respectively)                371,661       364,256
Materials and supplies                                 14,180        13,198
Deferred income taxes                                  29,377        30,349
Prepayments and other                                  33,171        30,483
---------------------------------------------------------------------------
Total Current Assets                                  471,471       469,234
Property, plant and equipment, net                    959,997       971,259
Goodwill and customer base                            522,206       535,979
Deferred income taxes                                  31,485             -
Deferred and other assets                             296,959       245,048
---------------------------------------------------------------------------

        Total Assets                               $2,282,118    $2,221,520
---------------------------------------------------------------------------
---------------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Accounts payable                                     $270,957    $  322,325
Dividends payable                                      35,915        35,966
Debt due within one year                                5,640         6,253
Taxes accrued                                          43,143        34,963
Other liabilities                                      62,064        18,596
---------------------------------------------------------------------------
     Total Current Liabilities                        417,719       418,103
Long-term debt                                        777,603       675,043
Deferred income taxes                                       -         2,542
Deferred employee benefits obligation                  69,733        65,479
---------------------------------------------------------------------------
Total Liabilities                                   1,265,055     1,161,167
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Shareowners' Equity
Preferred stock                                        20,125        22,611
Common stock, par value $1.00, authorized
 300,000,000 shares; 164,151,350 shares
 and 163,731,733 shares
 issued in 1997 and 1996                              164,151       163,732
Capital in excess of par value                        508,926       500,196
Retained earnings                                     341,970       385,350
---------------------------------------------------------------------------
                                                    1,035,172     1,071,889
Less -
Treasury stock, 10,849 shares in 1997 and 6,375
 shares in 1996, at cost                                  231           147
Unearned compensation - restricted stock plan          17,878        11,389
---------------------------------------------------------------------------
     Total Shareowners' Equity                      1,017,063     1,060,353
---------------------------------------------------------------------------
       Total Liabilities and Shareowners' Equity   $2,282,118    $2,221,520
---------------------------------------------------------------------------
---------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                       FRONTIER CORPORATION
               Consolidated Statements of Cash Flows
                            (Unaudited)
                                               6 Months Ended June 30,
In thousands of dollars                            1997             1996
------------------------------------------------------------------------
Operating Activities
Net income                                    $  28,883         $126,329
Adjustments to reconcile net income to net cash
    provided by operating activities:
   Cumulative effect of change in accounting
    principle                                         -           12,396
   Other charge                                  96,600                -
   Depreciation and amortization                100,469           92,714
   Gain on sale of assets                       (18,765)          (4,976)
   Equity earnings from unconsolidated
    wireless interests                           (4,272)          (3,140)
   Other, net                                       904            1,724
   Changes in operating assets and liabilities, exclusive
    of impacts of dispositions and acquisitions:
     Increase in accounts receivable            (10,707)         (26,413)
     Increase in materials and supplies            (792)          (3,310)
     (Increase) decrease in prepayments and
      other assets                               (2,660)           1,333
     Increase in deferred and other assets      (21,343)         (23,613)
     Decrease in accounts payable               (55,290)            (720)
     (Decrease)  increase in taxes accrued
       and other liabilities                    (13,036)          59,054
     Increase in deferred employee
      benefits obligation                         4,702            6,139
     (Increase) decrease in deferred
      income taxes                              (33,056)           7,590
------------------------------------------------------------------------
 Total adjustments                               42,754          118,778
------------------------------------------------------------------------
 Net cash provided by operating activities       71,637          245,107
------------------------------------------------------------------------
Investing Activities
Expenditures for property, plant and equipment (106,692)        (114,319)
Deposit for capital projects                    (38,893)               -
Investment in cellular partnerships                   -          (25,273)
Proceeds from asset sales                        32,889           10,441
Other investing activities                        3,258           (9,118)
------------------------------------------------------------------------
 Net cash used in investing activities         (109,438)        (138,269)
------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt        297,897                -
Repayments of debt                             (191,716)         (70,717)
Dividends paid                                  (71,871)         (68,659)
Treasury stock, net                              (2,468)               -
Issuance of common stock, net                       592           29,556
Other financing activities                       (2,499)              (8)
------------------------------------------------------------------------
 Net cash provided by (used in) financing
  activities                                     29,935         (109,828)
------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents        (7,866)          (2,990)
Cash and Cash Equivalents at Beginning of Period 30,948           31,449
------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period  $    23,082        $  28,459
------------------------------------------------------------------------
------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

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

  Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2 :  Other Charge

   In March 1997, the Company recorded a $96.6 million pre-tax charge primarily related to the write-off of certain network facilities no longer required as a result of the migration of the Company's major carrier customer's one-plus traffic volume to other networks and the Company's overall network integration efforts. The Company is in the process of decommissioning these redundant facilities and the project is expected to be completed by the second quarter of 1998. As of June 30, 1997, the remaining reserve balance of $50.3 million is included in "Other liabilities" in the Consolidated Balance Sheets.

Note 3:      Purchase Acquisitions

  In February 1997, the Company completed its purchase of RG Data Incorporated ("RG Data"), a privately held upstate
New York based computer and data networking equipment and services company. A total of 110,526 shares of Frontier common stock held in treasury were reissued in exchange for all of the shares of RG Data. The treasury shares were acquired through open market purchases.

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

Note 4 :       Long - Lived Assets to Be Disposed Of

  Effective January 1, 1996, the Company adopted Financial
Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed Of." FAS 121 requires that certain long-lived assets and identifiable intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at fair value less selling costs. The Company's adoption of this standard resulted in a non-cash charge of $8.0 million
(net of a tax benefit of $4.4 million) and is reported in the Consolidated Statements of Income as a cumulative effect of a change in accounting principle. The charge represents the cumulative adjustment required by FAS 121 to remeasure the carrying amount of certain assets held for disposal as of January 1, 1996.

  These assets held for disposal consist principally of telephone switching equipment in the Company's Local
Communications Services segment as a result of management's commitment, in late 1995, to a central office switch consolidation project at its New York local telephone subsidiaries.

Note 5 :  Long-Term Debt

  In May 1997, the Company completed a $300 million offering of 7.25% Notes, maturing 2004. Proceeds from the offering will be used to finance a portion of the cost of constructing a nationwide fiber optic network. Pending such use, proceeds from the offering were used to pay down
Frontier's commercial paper borrowings.

  Effective June 30, 1997, the Company's subsidiary,
Rochester Telephone Corp., reduced its available line of credit under its Revolving Credit Agreement from $100 million to $50 million.

Note 6: Gain on Sale of Assets

  On January 31, 1997, the Company completed the sale of its 69.5 % equity interest in the South Alabama Cellular
Communications Partnership. The sale resulted in an after-tax gain of $11.2 million, or $.07 per share. In March
1996, Frontier sold its minority investment in a Canadian long distance company for an after-tax gain of $3.0 million, or $.02 per share. The Company decided to redeploy resources into more strategic assets as the assets sold were not critical to the achievement of the Company's overall business strategy.

Note 7: New Accounting Standards

  The Company will adopt the provisions of Financial
Accounting Standards Board Statement No. 128,  "Earnings
Per Share" ("FAS 128") effective December 31, 1997. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. This statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15,
"Earnings Per Share", and makes them comparable to international earnings per share ("EPS") standards. FAS
128 requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes the effect of common stock equivalents and is computed by dividing income available to common shareowners by the weighted average of common shares outstanding for the period.
Diluted EPS reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock.

Proforma earnings per share computed in accordance with
FAS 128 is presented below for informational purposes
only.
                         Three months ended     Six months ended
                             June 30,                June 30,
                            1997      1996       1997      1996
---------------------------------------------------------------
Basic EPS
Earnings before cumulative
  effect of change in accounting
  principle                $ .26     $ .42     $  .17     $ .83
Cumulative effect of change
 in accounting principle       -         -          -      (.05)
----------------------------------------------------------------
Basic earnings per share   $ .26     $ .42     $ .17      $ .78
================================================================
Diluted EPS
Earnings before cumulative
  effect of change in accounting
  principle                $ .26     $ .42     $ .17      $ .82
Cumulative effect of change
  in accounting principle      -         -         -       (.05)
----------------------------------------------------------------
Diluted earnings per share $ .26     $ .42     $ .17      $ .77
================================================================

Note 8:      Cash Flows

  For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Cash flows from financing activities includes $29.6 million of cash proceeds from stock options and warrants exercised during the first half of 1996. The resultant tax benefit realized from the exercise of stock options during the first six months of 1996 of $43.8 million is reflected as an adjustment to capital in excess of par value and taxes accrued.

  Actual interest paid was $25.9 million and $24.0 million for the six month periods ended June 30, 1997, and June
30, 1996, respectively. Interest costs associated with the construction of capitalized assets, including the nationwide fiber optic network project, are capitalized.
Total amounts capitalized for the first six months of 1997 and 1996 were $5.5 million and $1.9 million, respectively.
In addition, actual income taxes paid were $54.1 million for the six months ended June 30, 1997, and $23.7 million for the six months ended June 30, 1996.

Note 9: Commitments and Contingencies

  During 1997, it is anticipated that the Company will expend approximately $525 million to $550 million for additions to property, plant and equipment, including the Company's fiber network expansion project. Construction began on the nationwide fiber optic network in late 1996.
The fiber optic network is being constructed under an agreement with Qwest Communications Corporation. Capital expenditures related to the network expansion will approximate $210 million for 1997. Since construction of the nationwide fiber optic network began in 1996, capital expenditures have totaled $107.1 million, $43.4 million of which was incurred during the first six months of 1997.
In connection with the total capital program, the Company has made certain commitments for the purchase of materials and equipment.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Three Months Ended June 30, 1997 and 1996

  The matters discussed throughout this Form 10-Q, except for historical financial results contained herein, may be forward looking in nature or "forward looking statements."
Actual results may differ materially from the forecasts or projections presented. Forward looking statements are identified by such words as "expects," "anticipates,"
"believes," "intends," "plans" and variations of such words and similar expressions. The Company believes that its primary risk factors include, but are not limited to:
changes in the overall economy, the nature and pace of technological change, the number and size of competitors in the Company's market, changes in law and regulatory policy and the mix of products and services offered in the Company's markets. Any forward looking statements in the June 30, 1997 Form 10-Q should be evaluated in light of these important risk factors.

DESCRIPTION OF BUSINESS

  Frontier Corporation (the "Company" or "Frontier") is a diversified telecommunications company, serving more than 2 million customers throughout the United States and in several foreign countries. Frontier's principal lines of business are long distance and local communications. The
Company's other lines of business include cellular and paging operations and telecommunications equipment sales, video and audio conferencing.

RESULTS OF OPERATIONS

Consolidated

  Revenues for the second quarter of 1997 were $584.7 million, a decrease of $85.6 million or 12.8% over the comparable period in 1996. Operating income was $77.1 million for the three months ended June 30, 1997 as compared to $122.7 million in 1996. Operating results in the second quarter of 1997 continue to be adversely impacted by the previously announced migration of the Company's largest carrier customer's one-plus traffic from the Frontier network. Results for the second quarter of 1997 include approximately $7 million of one-plus revenue from this customer as compared to revenue of approximately
$113 million in the same quarter in 1996. Consolidated operating margins declined from 18.3% for the second quarter of 1996 to 13.2% for the same period of 1997.
This decline is attributable to the previously discussed decrease in revenue as well as increased expenses in the long distance segment. Expenses were higher in the long distance segment primarily due to incremental Selling, General and Administrative ("SG&A") costs relating to product development, promotion and distribution costs.
The incremental SG&A costs are expected to positively impact revenue and operating income in future periods.

Business Segments

  The Company reports its operating results in three segments: Long Distance Communications Services, Local
Communications Services and Corporate Operations and
Other. A review of the 1997 and 1996 second quarter results of each business segment follows.

Long Distance Communications Services

  Long distance revenues totaled $406.8 million in the second quarter of 1997, a decrease of $90.9 million or 18.3% as compared to the second quarter of 1996. The decrease in long distance revenues is attributable to the migration of the Company's largest customer's one-plus traffic from the Frontier network. Normalized for the effect of this major carrier customer's one-plus traffic, revenue grew approximately 4% as compared to the prior year quarter. Access minutes of use, excluding the Company's major customer, increased approximately 3% in the second quarter of 1997.

  The decline in this segment's operating results is largely attributable to the previously discussed migration of the Company's largest customer's one-plus traffic.
Total revenue from this customer, including both one-plus services and enhanced services, represented less than 6% of the second quarter 1997 long distance revenue as compared to approximately 26% for the same period in the prior year. The Company anticipates replacing this revenue with growth in existing customer bases and through new initiatives, including the Company's new switched services product, "Frontier Independence" and through innovative agreements and contracts, such as Frontier's credit card services agreement with US West. This agreement is expected to generate in excess of $50 million in incremental revenue for the Company over the 30 month term of the agreement. The Company's new bundled product, "Frontier Independence" (which replaces "Clear Value"), is expected to enhance the Company's performance as a competitive, single-source provider of telecommunications services through a flexible pricing program that provides customers with additional discounts if they purchase value added services. In addition, during the second quarter of 1997, the Company announced plans to complete a national frame relay network by the fourth quarter of 1997 to complement the Company's core voice services business with additional data services products.

  Operating income for long distance was $18.9 million for the second quarter of 1997. Operating margin as a percent of revenue decreased from 14.6% in the second quarter of 1996 to 4.7% for the current quarter. The reduction in operating margin in the second quarter is primarily due to lower revenue caused by the migration of the Company's largest customer's one-plus traffic and the incremental SG&A costs associated with sales and marketing support for new revenue initiatives and distribution channels. The sales and marketing investments driving the incremental SG&A costs are expected to positively impact revenue and operating results in future periods. Cost of access represented 62% of total long distance revenue for the second quarter of 1997, consistent with the same period in 1996. Construction of the Company's fiber optic network together with the integration of existing facilities is expected to reduce network costs and provide new revenue opportunities for Frontier. Construction of the nationwide fiber optic network is on schedule and is expected to be completed by year end 1998. In addition, the Company has made significant progress in the identification and decommissioning of certain network facilities that are no longer required to support the volume of business. The excess network facilities primarily resulted from the migration of the Company's major carrier customer's one-plus traffic. The cost associated with the decommissioning were accrued for in the first quarter of 1997.

  Results for sequential quarters in 1997 for the Long
Distance segment reflect improvements in operating income and operating margin. Operating income, excluding other charges, increased $6.5 million or 51.9% in the second quarter of 1997 as compared to the previous quarter.
Operating margins for the first and second quarters of 1997 were 3.1% and 4.7%, respectively. This positive trend is attributed primarily to the reduction in network access costs as a result of the Company's efforts in the second quarter to consolidate and integrate the network.

  The Company expanded its offerings of local service in late 1996 and is competing aggressively with other
Alternative Local Exchange Carriers ("A-LECs"). Frontier is now providing local service as an A-LEC, combined with a complete range of long distance products, in 32 markets across the country. The Company currently provides local services as a facilities based A-LEC in New York City and plans to provide facilities based A-LEC services in the midwest by the end of 1997. The Company anticipates that up to six additional switches will be installed by year end 1997 and a similar number will be installed in 1998.
Nationwide, Frontier is serving in excess of 79,000 ANIs, or access lines, predominantly through resale, in markets where it is not the incumbent telephone company as of June
30, 1997.

Local Communications Services

  Local Communications Services includes the Company's local telephone operations, consisting of 34 telephone operating subsidiaries in 13 states. Also included in this segment are the local service revenues and associated expenses generated from the efforts of Frontier
Communications of Rochester, Inc., a competitive telecommunications company formed on January 1, 1995 that provides an array of services on a retail basis in the Rochester marketplace. Consequently, the Local
Communications Services segment includes both wholesale and retail local service provided in the Rochester, New
York market. As a result of the Company's efforts to consolidate operations within this segment in order to become more efficient and improve operating results, separate financial reporting of the Rochester, New York operations from the Regional Telephone Companies is no longer meaningful.

  Revenues for Local Communications Services were $167.0 million in the three month period ended June 30, 1997, an increase of $5.6 million or 3.5% over the comparable period in 1996. The growth in this segment is driven by a 2.6% increase in access lines and a 5.7% increase in minutes of use over the previous year. Revenue growth during the second quarter of 1997 is also positively influenced by increased demand for internet services. The growth in revenue is partially offset by the elimination of the surcharge on wholesale, flat rate local measured service, as ordered by the New York State Public Service
Commission ("NYSPSC") in 1996, an increase in the discount to wholesale providers from 5% to 17%, also ordered by the NYSPSC and the $1.5 million annual rate reduction as stipulated by the Open Market Plan.

  Costs and expenses in the second quarter of 1997 for Local Communications Services were $107.0 million, a decrease of $1.2 million or 1.1%; relatively consistent with the same period in the prior year.

  Members of the Communications Workers of America ("CWA" or "Union") Local 1170, ratified a tentative agreement with Rochester Telephone Corp. on April 29, 1997. The
Rochester company had implemented the terms of its final offer as of April 9, 1996 as contract negotiations were then at an impasse. The differences between the Company's final offer and the agreement that was subsequently reached between the parties and ratified by the CWA membership are not material. The new agreement will provide several operational improvements and will result in a more consistent alignment of benefits with the rest of the Corporation. The Union continues to appeal one issue related to the declaration of impasse with the National Labor Relations Board. Hearings on this issue were completed in June and a decision is anticipated by the end of 1997. This decision may be appealed by either the Union or the Company. At this time, the Company cannot predict the outcome of this matter.

  Operating income for the second quarter of 1997 was $60.0 million, an increase of $6.8 million, or 12.7% over the second quarter of 1996. Operating margins for the three month period improved from 33.0% in 1996 to 35.9% in 1997, reflecting the continuing improvements in operating efficiencies as a result of the centralization of administrative functions within the Local Communications segment.

  During the fourth quarter of 1995, management committed to a major switch consolidation plan at its New York local telephone subsidiaries. The three-year plan to consolidate host switches by over 60% is projected to improve network efficiency and reduce the cost of maintenance and software upgrades. As of June 1997, the project is progressing as scheduled and six host switches have been consolidated, representing approximately 50% of the total switches to be consolidated. The Company anticipates that this project will be substantially complete by July 1998.
Corporate Operations and Other

  Corporate Operations is comprised of the expenses traditionally associated with a holding company, including executive and board of directors expenses, corporate finance and treasury, investor relations, corporate planning, legal services and business development. The
Other category is comprised of the Company's majority ownership interest in wireless operations and Frontier
Network Systems ("FNS"). Wireless operations for the second quarter of 1997 includes Minnesota RSA No. 10, in which the Company acquired a 100% interest in late March
1995.  Results for the second quarter of 1996 include
Minnesota RSA No. 10, and the Company's 69.5% interest in
Alabama RSAs No. 4 and No. 6. The sale of the Company's interest in Alabama RSAs No. 4 and No. 6 was finalized on January 31, 1997.

  Results of operations in the second quarter of 1997 were consistent with the same quarter in the prior year. The impact on operations resulting from the sale of the Company's interest in Alabama RSA No. 4 and No. 6 is substantially offset by the acquisition of RG Data
Incorporated ("RG Data"). RG Data's operations are included with FNS for financial reporting purposes.

Other Income Statement Items

  Interest Expense

  Interest expense was $11.6 million in the second quarter of 1997, a $.2 million decline as compared to the same period in 1996. The overall decrease in interest expense is attributable to $1.2 million additional capitalized interest in the second quarter of 1997 as compared to the prior year quarter, primarily related to the construction of the Company's fiber optic network. The impact of capitalized interest is partially offset by increased gross interest expense in the second quarter of 1997 resulting from higher levels of outstanding debt.

  Equity Earnings from Unconsolidated Wireless Interests

  The Company's minority interests in wireless operations and its 50% interest in the Frontier Cellular joint venture with Bell Atlantic/NYNEX Mobile are accounted for using the equity method. This method of accounting results in the Company's proportionate share of earnings being reflected in a single line item below operating income.

  Equity earnings from the Company's interests in wireless partnerships in the quarter ending June 30, 1997 were $2.8 million, an increase of $1.1 million or 65.2% over the same period in the prior year. The improvement in equity earnings is driven by expense reductions and increased operating efficiencies as compared to the prior year quarter.

  Income Taxes

  The effective income tax rate for the second quarter of 1997 is 38.9%, consistent with the second quarter of 1996.


Six Months Ended June 30, 1997 and 1996


RESULTS OF OPERATIONS

Consolidated

  Revenues for the six months ended June 30, 1997 were $1.2 billion, a decrease of $167.3 million or 12.6% over the comparable period in 1996. Operating income, excluding nonrecurring charges, was $147.4 million for the first two quarters of 1997 as compared to $237.4 million in 1996. Consolidated operating margins, excluding nonrecurring items, declined from 17.9% for the first half of 1996 to 12.7% for the same period of 1997.
Operating results in the first half of 1997 were adversely impacted by the overall decline in revenue in the long distance segment. The decline in revenue and operating income is largely attributed to the previously announced migration of the Company's largest carrier customer's one-plus traffic from the Frontier network. Selling, General and Administrative ("SG&A") costs in the long distance segment were higher largely due to an increase in product development, promotion and distribution costs. The sales and marketing investments that are driving the incremental
SG&A costs are expected to positively impact revenue and operating income in future periods.

  Operating results for 1997 and 1996 were affected by certain one time events. In March 1997, Company recorded a pre-tax charge of $96.6 million or $0.38 per share post-tax, primarily related to the write-off of certain network costs no longer necessary to support long distance traffic volumes due largely to the migration of the Company's major carrier customer's one-plus traffic. As a result of the decline in long distance traffic, an evaluation of the existing network was performed and facilities deemed no longer necessary to support the Company's revenue and traffic levels were identified. The Company is actively pursuing a program to further improve its network cost structure through the integration and consolidation of facilities.

  In the first quarter of 1997, the Company also completed the sale of its 69.5% equity interest in the South Alabama
Cellular Communications Partnership. The sale resulted in a pre-tax gain of $18.7 million.

  The Company sold its minority investment in a Canadian long distance company for a pre-tax gain of $5.0 million during the quarter ended March 31, 1996.

  Year-to-date results for 1996 include an $8.0 million post-tax charge relating to the adoption of Statement of Financial Accounting Standards No. 121 (FAS 121),
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The assets held for disposal consist principally of telephone switching equipment in the Local Communications segment as a result of the central office switch consolidation project.

Business Segments

  The Company reports its operating results in three segments: Long Distance Communications Services, Local
Communications Services and Corporate Operations and
Other. A review of each business segment's results for the first half of 1997 and 1996 follows.

Long Distance Communications Services

  Long distance revenues totaled $808.0 million for the first six months of 1997, as compared to $983.9 million in the same period in 1996, a decrease of $175.9 million or 17.9%. The decrease in long distance revenues is attributable to the migration of the Company's largest customer's one-plus traffic from the Frontier network.
Normalized for the effect of this major carrier customer's one-plus traffic, revenue grew approximately 2% for the six month period ended June 30, 1997. Access minutes of use, excluding the Company's major customer's one-plus traffic, increased approximately 3% over the same period in the prior year.

  The decline in this segment's operating results is largely attributable to the previously announced migration of the Company's largest customer's one-plus traffic.
Total revenue from this customer, including both one-plus services and enhanced services, represented less than 6% of 1997 year to date long distance revenue as compared to approximately 24% for the same period in the prior year.
The Company anticipates replacing this revenue with growth in existing customer bases and through new initiatives.
During the second quarter of 1997, the Company introduced a new bundled services product, "Frontier Independence", (which replaces "Clear Value"). This new product is expected to enhance the Company's performance as a competitive, single-source provider of telecommunications services through a flexible pricing program that provides customers with additional discounts if they purchase value added services. The Company's credit card services agreement with US West began to contribute to the segment's results in the second quarter. The agreement allows US West the ability to offer calling card services to its customers and is expected to generate in excess of $50 million in incremental revenue for the Company over the 30 month term of the agreement. During the second quarter of 1997, the Company also announced plans to complete a national frame relay network by the fourth quarter of 1997 to complement the Company's core voice services business with a portfolio of additional data services products.

  Operating income for long distance, excluding nonrecurring charges, decreased 76.9% to $31.4 million for the six months ended June 30, 1997. Operating margin as a percent of revenue decreased from 13.8% in the first half of 1996 to 3.9% for the current year. The reduction in operating margin in 1997 is driven by the decrease in revenue, primarily attributable to the migration of the Company's largest customer's one-plus traffic, increased network costs and the incremental SG&A costs associated with sales and marketing support for new revenue initiatives. Cost of access represented approximately 63% of total long distance revenue for the first six months of 1997 as compared to approximately 62% for the same period in 1996. The increase in the cost of access percentage to revenue is driven by the fact that the Company's fixed costs are currently being covered by a smaller revenue base. Continuing network integration and the construction of the Company's fiber optic network is expected to reduce network costs and provide new revenue opportunities for Frontier. Construction of the fiber optic network is expected to be completed by year end 1998.

     The Company expanded its offerings of local service in late 1996 and is competing aggressively with other
Alternative Local Exchange Carriers ("A-LECs"). Frontier is now providing local service as an A-LEC, combined with a complete range of long distance products, in 32 markets across the country. The Company currently provides services as a facilities based A-LEC in New York City and plans to provide facilities based A-LEC services in the midwest by the end of 1997. The Company anticipates that up to six additional switches will be installed by year end 1997 and a similar number in 1998. Nationwide, Frontier is serving in excess of 79,000 ANIs, or access lines, predominantly through resale, in markets where it is not the incumbent telephone company as of June 30, 1997.

Local Communications Services

  Revenues for Local Communications Services were $330.3 million in the six month period ended June 30, 1997, an increase of $10.5 million or 3.3% over the comparable period in 1996. The growth in this segment is driven by a 2.6% increase in access lines and a 5.7% increase in minutes of use over the previous year. Revenue growth during the first half of 1997 is also influenced by the provision of enhanced services, driven by increased demand for internet services. Revenue growth is partially offset by the elimination of the surcharge on wholesale, flat rate local measured service, as ordered by the New York
State Public Service Commission ("NYSPSC") in 1996, an increase in the discount to wholesale providers from 5% to 17%, also ordered by the NYSPSC and the $1.5 million annual rate reduction as stipulated by the Open Market
Plan.

  Local Communications Services costs and expenses for the first half of 1997 were $210.7 million, representing a decrease of $2.3 million or 1.1% over the same period in 1996, excluding certain one-time charges. During the first six months of 1996, the Rochester telephone operation experienced increased costs and expenses related to higher labor expenses resulting from work stoppage preparation costs. These expenses, which were incurred in connection with contract negotiations with the CWA, were necessary to ensure continued high standards of customer service levels in the event of a work stoppage or slowdown. The contract negotiations were at an impasse and the Rochester company implemented the terms of its final offer as of April 9, 1996. Members of the CWA Local
1170, ratified a tentative agreement with Rochester
Telephone Corp. on April 29, 1997 which contained provisions that differed from the Company's final offer implemented at the time of impasse. The differences between the Company's final offer and the agreement that was ratified are not material. The new agreement will provide several operational improvements and will result in a more consistent alignment of benefits with the rest of the Corporation. The Union continues to appeal one issue related to the declaration of impasse with the National Labor Relations Board. Hearings on this issue were completed in June and a decision is anticipated by the end of 1997. This decision may be appealed by either the Union or the Company. At this time, the Company cannot predict the outcome of this matter. Contributing to the overall decrease in expenses is the impact of continuing centralization of the administrative functions for all of the local telephone companies.

  Operating income normalized for nonrecurring items was $119.7 million, an increase of $12.8 million, or 11.9%, over the same period in the prior year. Operating margins for the six month period improved from 33.4% in 1996 to 36.2% in 1997, reflecting the continuing improvements in operating efficiencies.

  During late 1995, management committed to a major switch consolidation plan at its New York local telephone subsidiaries. The three-year plan to consolidate host switches by over 60% is projected to improve network efficiency and reduce the cost of maintenance and software upgrades. As of June 1997, the project is progressing as scheduled and six host switches have been consolidated, representing approximately 50% of the total switches that will be consolidated. The Company anticipates that this project will be substantially complete by July 1998.

Corporate Operations and Other

  Corporate Operations is comprised of the expenses traditionally associated with a holding company, including executive and board of directors expenses, corporate finance and treasury, investor relations, corporate planning, legal services and business development. The Other category is comprised of the Company's majority ownership interest in wireless operations and Frontier Network Systems ("FNS"). Wireless operations for the first six months of 1997 included
Minnesota RSA No. 10, in which the Company acquired a 100%
interest in late March 1995 and the Company's 69.5% interest in Alabama RSAs No. 4 and No. 6 through January
1997.  The sale of the Company's interest in Alabama  RSAs
No. 4 and No. 6 was finalized January 31, 1997.

  The Company completed its purchase of RG Data in February 1997. RG Data was a privately held upstate New
York based computer and data networking equipment and services company. A total of 110,526 shares of Frontier common stock held in treasury were reissued in exchange for all of the shares of RG Data. The treasury shares were acquired through open market purchases. This transaction was accounted for as a purchase. RG Data's operations are consolidated with FNS for reporting purposes.

  Year-to-date revenues for this segment decreased $1.9 million, or 8.8%, and expenses decreased $3.8 million, or 14%, primarily as a result of the sale of the Company's interest in Alabama RSAs No. 4 and No. 6, the acquisition of RG Data and reduced costs and expenses for the Holding
Company.

Other Income Statement Items

  Interest Expense

  Interest expense was $22.2 million in the first six months of 1997, a $1.3 million reduction from the same period in 1996. The overall decline in interest expense is driven by increased capitalized interest of $3.6 million in the first six months of 1997 as compared to the same period in 1996, primarily attributable to the fiber network build project. The impact of capitalized interest is offset in part by an increase in gross interest expense in the first two quarters of 1997 resulting from higher levels of debt outstanding.

  Gain on Sale of Assets

  In February 1997, the Company completed  the sale of its
69.5% equity interest in the South Alabama Cellular
Communications Partnership.  The sale resulted in an after-
tax gain of $11.2 million, or $.07 per share.     During
March 1996, the Company recorded an after-tax gain of $3.0 million, or $.02 per share, related to the sale of its minority interest in the stock of a Canadian long distance company. The Company decided to redeploy resources into more strategic assets as the assets sold were not critical to the achievement of the Company's overall business strategy.

  Equity Earnings from Unconsolidated Wireless Interests

  The Company's minority interests in wireless operations and its 50% interest in the Frontier Cellular joint venture with Bell Atlantic/NYNEX Mobile are accounted for using the equity method. This method of accounting results in the Company's proportionate share of earnings being reflected in a single line item below operating income.

  Equity earnings from the Company's interests in wireless partnerships in the first six months of 1997 were $4.3 million, an increase of $1.1 million or 36.1% over the first six months of 1996. The improvement in equity earnings is driven by expense reductions and increased operating efficiencies as compared to the same period in the prior year.

  Income Taxes

  The effective income tax rate for the first two quarters of 1997, normalized for nonrecurring items, is 38.8 %, consistent with the first half of 1996.

FINANCIAL CONDITION

Review of Cash Flow Activity

  Earnings before interest, taxes, depreciation and amortization ("EBITDA") is a common measurement of a company's ability to generate cash flow from operations.
EBITDA should be used as a supplement to, and not in place of, cash flow from operating activities. The Company's
EBITDA was $247.8 million and $327.3 million, excluding nonrecurring charges, for the periods ending June 30, 1997 and 1996, respectively. The decrease in EBITDA is primarily attributable to the decrease in revenue and increased operating costs in the long distance segment.

  Cash provided from operations for the first six months of 1997 decreased $173.5 million or 70.8% as a result of increased working capital requirements and the decrease in revenue. The primary drivers of the changes in cash from operations include an increase in deferred taxes of approximately $30.0 million, relating to the one-time charge recorded by the Company in the first quarter of 1997 and decreased accounts payable balances. The decrease in accounts payable is a function of the timing of payments to vendors.

  Cash used for investing activities decreased $28.8 million or 20.9%, primarily due to the proceeds received from the sale of the Company's equity interest in the Southern Alabama Cellular Communications Partnership which closed in the first quarter of 1997 ($32.9 million). This decrease is offset by increases in capital expenditures during the first six months of 1997 of $31.3 million or 27.3% and the purchase of an interest in a cellular partnership in March 1996 ($25.3 million). The increase in capital expenditures is principally due to the fiber optic network build and continued product enhancements.

  Cash provided from financing activities increased $139.8 million during the first six months of 1997 as compared to the same period in 1996. This net inflow of cash is driven by increased borrowings during the period, primarily attributable to the Company's capital program.

Debt

  The Company's total debt amounted to $783.2 million at June 30, 1997, an increase of $101.9 million from December
31, 1996. This higher debt level is largely driven by the Company's capital program, including the nationwide fiber optic network. In May 1997, the Company completed a $300.0 million offering of 7.25% Notes. Proceeds from the offering will be used to finance a portion of the Company's cost of its nationwide fiber build project.
Until such time as additional payments are required to be made to Qwest Communications Corporation, the company constructing the nationwide network, proceeds from the offering were used to pay down a portion of the Company's commercial paper borrowings. The net increase in borrowings is offset by scheduled debt repayments of $3.0 million and by the $7.1 million of debt carried by the Southern Alabama Partnership, which was sold in the first quarter of 1997. This debt was assumed by the purchaser.

Debt Ratio and Interest Coverage

  The Company's debt ratio (total debt as a percent of total capitalization) was 43.5% at June 30, 1997, as compared with 39.1% at December 31, 1996. Pre-tax interest coverage, excluding nonrecurring charges, was 5.6 times for the six months ended June 30, 1997, as compared with 9.5 times for the same period in 1996.

Capital Spending

  Through June 1997, gross capital expenditures amounted to approximately $147.4 million as compared to $114.3 million in the prior year. The Company plans to spend a total of approximately $525 million to $550 million on its capital program during the full year in 1997, including approximately $210 million for the fiber optic network project. Through June 1997, capital expenditures relating to the fiber optic network totaled $43.4 million. The
Company anticipates financing its capital program with a combination of internally generated cash from operations and external financing.

Dividends

  On June 16, 1997, the Board of Directors declared the second quarter 1997 dividend of 21.75 cents per share on the Company's common stock, payable August 1, 1997 to shareowners of record on July 15, 1997.

New Accounting Pronouncements

  The Financial Accounting Standards Board (FASB) issued
Financial Accounting Standard 130 ("FAS 130"), "Reporting
Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full-set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a company during a period from transactions and other events and circumstances from nonowner sources." It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.
Early application of this statement is permitted. If comparative financial statements are provided for earlier periods, reclassification to reflect the provisions of this statement is required. The Company will adopt FAS
130 in the first quarter of 1998.

  The FASB issued FAS 131, " Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December
15, 1997. This statement requires that public companies report certain information about operating segments in complete sets of financial statements of the company and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. In the initial year of application, comparative information for earlier years is to be restated. The Company will adopt FAS 131 in the first quarter of 1998. The Company has not yet fully evaluated the disclosures that will be required by this FAS.

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

  During the seven year period of the Open Market Plan, rate reductions of $21 million will be implemented for Rochester area consumers, including $11.5 million of which occurred in 1995, $2.5 million which occurred in 1996, and a rate reduction of $1.5 million which commenced in January 1997. Rates charged for basic residential and business telephone service may not be increased during the seven year period of the Plan. The Company is allowed to raise prices on certain enhanced products such as caller
ID and call forwarding. Price increases on enhanced products partially offset the rate reductions required under the Plan during 1997.

  During the second quarter of 1997, the Federal
Communications Commission ("FCC") issued decisions that are intended to implement provisions of the Telecommunications Act of 1996. Of significance were decisions that outlined changes in the structure of universal service support and in the framework that applies to certain interstate rates that are generally characterized as access-related charges. In addition, during the second quarter of 1997, a Federal appeals court rejected parts of an earlier FCC order that set out conditions governing the provisions of interconnection services. A preliminary review of these orders suggests they will not have a material impact on Frontier or any of its business segments.

  Under the Telecommunications Act of 1996 and a statewide proceeding, the NYSPSC is considering the prices that local exchange companies in New York may charge for "unbundled" service elements such as links (the wire from the switch to the customers premises), ports (the portion of the switch that terminates the link) and switch usage features. The Company is actively participating in this proceeding and expects the NYSPSC to issue a decision on service elements in 1997.

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

Dividend Policy

  The Open Market Plan prohibits the payment of dividends by the Company's subsidiary, Rochester Telephone Corp.
("RTC"), to Frontier if (i) RTC's senior debt is downgraded to "BBB" by Standard & Poor's ("S&P"), or the equivalent rating by other rating agencies, or is placed on credit watch for such a downgrade, or (ii) a service quality penalty is imposed under the Open Market Plan.
Dividends paid to Frontier also are prohibited unless
RTC's directors certify that such dividends will neither impair RTC's service quality nor its ability to finance its short and long term capital needs on reasonable terms while maintaining an S&P debt rating target of "A".

     In 1996, RTC failed to achieve the service quality levels required by the Open Market Plan. On December 19,
1996, pursuant to the Open Market Plan, RTC requested the NYSPSC staff to exclude certain months from the calculation used to measure service quality, due to operating conditions considered by management to be abnormal and beyond RTC's control. In April 1997, RTC received notice from the NYSPSC that its request for a waiver of certain conditions in the Open Market Plan related to service quality results was denied. The
NYSPSC's ruling will result in a temporary restriction on the flow of cash payments from the Rochester Telephone subsidiary to Frontier and a refund to Rochester Telephone customers of $.9 million. Reserves sufficient to cover the refund were established in 1996. The Company has presented a plan for disposition of the refund to the NYSPSC. A decision is expected by the end of the year.

  The temporary restriction of dividend payments from Rochester Telephone to Frontier Corporation remains in place, as RTC has not yet reached 1997 service quality levels that are sufficiently adequate to justify its removal.

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

  The consent decree concerned the clean-up of an environmental Superfund site located in Cortland, New
York. It is alleged that the corporate defendants disposed of hazardous substances at the site and are therefore liable under the Comprehensive Environmental
Response, Compensation and Liability Act ("CERCLA").  The
Company is anticipating that a final Record of Decision
("ROD") will be issued by the EPA and will prescribe the remediation requirements for the site. The aggregate amount of remediation costs to be incurred by the plaintiffs will be based on the requirements of the ROD.
The total cost of remediation at the site is uncertain, although estimates have ranged from $25 million to $100 million. There has been no allocation of liability as among or between the plaintiffs or defendants. The extent to which plaintiffs can recover any of these costs from the defendants, including FNS, will be determined at trial. The litigation has been delayed by the bankruptcy filing of one of the defendants. FNS has been vigorously defending this lawsuit. The federal government and one or more of the defendants have been in discussions intended to facilitate settlement, but no recommendations have yet been made. The Company believes that it will ultimately be successful, but it is unable to predict the outcome with any certainty at this time.

  Since February 1994, a large number of plaintiffs, all of whom are former ASI shareholders, have filed and amended several and various complaints in Hennepin County
(Minnesota) District Court. Included among the defendants are ASI, its former principal shareowners, Steven Simon and James Weinert, and Frontier. These suits allege generally that Simon and Weinert, with and through ASI, embarked upon a scheme to gain control of ASI and acquire all of its stock through common law fraud, breach of fiduciary duty and certain violations of the Minnesota
Business Corporation Act. This Act requires shareowners in a closely held corporation to act fairly toward one another and refrain from misappropriation. Another action by a few former ASI shareholders who dissented from a cashout merger that finally took ASI private is pending in federal court in Minnesota. The federal lawsuit asserts
RICO claims in addition to state common law and statutory violations. The claims against Frontier maintain that Frontier controls the disposition of the restricted
Frontier stock which was issued to Simon and Weinert in connection with the acquisition of ASI and that such stock should be held in trust for the benefit of the plaintiffs.
Recently, the former owners of over half of the stock who had made claims, entered into a settlement in principle with Simon and Weinert. That settlement is now being submitted to the individual plaintiffs for their review and acceptance. Closure of the agreement is expected in 1997. If the settlements are accepted, the lawsuits of these plaintiffs shall be dismissed.

  Although it is too early to determine the outcome of the suits that have not settled, Frontier, ASI and the other defendants each are contesting the claims. In connection with the acquisition of ASI by Frontier, Simon and Weinert agreed to indemnify the Company for these claims.

     On April 10, 1997, Jeff Thompson filed a purported class action on behalf of himself and all other similarly-situated persons in Circuit Court for Marengo County
Alabama.  Named as defendants are Frontier Corporation,
Frontier Subsidiary Telco, Inc. and Frontier
Communications of the South, Inc. ("defendants"). The complaint also reserves the right to add additional defendants and identifies all of Frontier's telephone subsidiaries. Concomitant with filing the complaint, plaintiff also filed an ex parte motion for conditional class certification which the Court granted. It conditionally certified a class consisting of "All persons or entities in the United States who have been charged by defendants or their subsidiaries or affiliates a fee for `inside wire maintenance' without having given their affirmative acceptance to a repair service contract;
specifically excluded from this class, however, are all employees, agents, officers, directors and affiliates of any of the Defendants and all persons or entities who have pending and/or previously filed individual (non-class) lawsuits against any of the defendants for the same claims set forth in the Complaint."

  In the complaint, plaintiff alleges that the Company improperly marketed and sold deregulated inside wire maintenance services to defendant subscribers pursuant to a "negative option" or "default sale" approach from January 1, 1987 to the present. Plaintiff alleges that the defendants have never had enforceable contracts with their customers for inside wire maintenance services, and have defrauded their customers. Plaintiff requests a refund of all moneys paid for inside wire maintenance services. This case is similar to a number of cases filed against other carriers with local telephone properties.

  The Company believes that the inside wire programs in place in its telephone properties have been implemented in accordance with the law and any applicable regulatory requirements. The liability, if any, is not expected to be material. The Company is vigorously defending against this suit, but cannot predict the outcome at this time.

  The Open Market Plan discussion in the Management's
Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this document is incorporated herein by reference.

Item 4 - Submission of Matters to a Vote of Security
Holders

  The Annual Meeting of Shareowners was held on May 2,
1997 for the purpose of electing a board of directors, approving the appointment of auditors, and voting on the proposals described below.

  All of management's nominees for Directors as listed in the proxy statement were elected with the following vote:

                                  For           Against

1.    Patricia C. Barron      132,939,624         14,857,554
2.    Ronald L. Bittner       130,688,397         17,108,781
3.    Raul E. Cesan           132,994,515         14,802,663
4.    Brenda E. Edgerton      132,982,164         14,815,014
5.    Jairo A. Estrada        132,965,293         14,831,885
6.    Michael E. Faherty      132,810,743         14,986,435
7.    Daniel E. Gill          132,098,903         15,698,275
8.    Alan C. Hasselwander    132,830,634         14,966,544
9.    Robert J. Holland, Jr.  132,820,958         14,976,220
10.   Douglas H. McCorkindale 133,000,674         14,796,504
11.   Leo J. Thomas           133,009,481         14,787,697
12.   Richard J. Uhl          132,970,538         14,826,640

  The appointment of Price Waterhouse LLP as independent auditor for the fiscal year 1997 was approved with the following vote:


                                                    Broker
            For       Against       Abstain        Non-Votes

      143,517,942     863,464       3,415,771            -

  The shareowner proposal regarding executive change in control arrangements was not approved with the following vote:


                                                   Broker
           For        Against       Abstain        Non-Votes

      35,756,566      90,833,242    5,539,826      15,667,544

Item 6.    Exhibits and Reports on Form 8-K


(a)  See Exhibit Index

(b)  Reports on Form 8-K filed during the period:

     SEC Filing Date          Item No.       Financial Statements

     March 23, 1997              7                 Yes
     March 27, 1997              5                 No
     April 10, 1997              5                 No
     June 10, 1997               5                 No

  The Company filed no reports on Form 8-K subsequent to the quarter ended June 30, 1997.

                        SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   FRONTIER CORPORATION
              ----------------------------------
                       (Registrant)






Dated: August 12,  1997           /s/Louis L. Massaro
                            By:--------------------------------
                                  Louis L. Massaro
                                  Executive Vice President and
                                  Chief Financial/Administrative Officer
                                  (principal accounting officer)

                         INDEX TO EXHIBITS




Exhibit
Number                        Description


3.1            Restated Certificate of Incorporation    Incorporated by
                                                        reference to Exhibit
                                                        3.1 to Form 10-K for
                                                        the year ended
                                                        December 31, 1995.

3.2          Amendment to Restated Certificate of       Incorporated by
             Incorporation                              reference to Exhibit
                                                        3.2 to Form 10-K for
                                                        the  year ended
                                                        December 31, 1995.

3.3          Bylaws                                     Filed herewith

4.1 Indenture, dated as of May 21, 1997, between the Registrant and Chase Manhattan Bank, as
             Trustee                                    Incorporated by
                                                        reference to Exhibit
                                                        4.1 to Form 8-K, filed
                                                        May 23, 1997

10.20        Management contract with Mr. Clayton       Filed herewith

11           Statement re: Computation of Earnings      Filed herewith
             per Share of Common Stock on a
             Fully Diluted Basis (Unaudited)

27           Financial Data Schedule                    Filed herewith