Form 10-Q
period 1997-09-30
FRONTIER CORP /NY/
filed 1997-11-12
CIK 84567

                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

                         FORM 10-Q

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE
              SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

                            or

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

 $1.00 Par Value Common Stock          164,164,275 shares
                                       as of October 31, 1997

                   FRONTIER  CORPORATION

                         Form 10-Q
                           Index


                                                   Page
                                                   Number
Part I.     FINANCIAL INFORMATION                  ------

  Item 1. Financial Statements

          Business Segment Information for the
          three months ended and for the nine
          months ended September 30, 1997
          and September 30, 1996                    3

         Consolidated Statements of Income
         for the three months ended and for
         the nine months ended September
         30, 1997 and September 30, 1996            4

         Consolidated Balance Sheets as
         of September 30, 1997 and
         December 31, 1996                          5

         Consolidated Statements of Cash Flows
         for the nine months ended
         September 30, 1997 and
         September 30, 1996                         6

         Notes to Consolidated Financial
         Statements                              7-11

  Item 2. Management's Discussion and
          Analysis of Financial
          Condition and Results of Operations   12-24

Part II.  OTHER INFORMATION

  Item 1. Legal Proceedings                     24-26

  Item 5. Other Information                        26

  Item 6. Exhibits and Reports on Form 8-K         27

  Signature                                        28

  Index to Exhibits                                29

                        FRONTIER CORPORATION
                    Business Segment Information
                            (Unaudited)

                                        3 Months Ended             9 Months Ended
                                         September 30,              September 30,
In thousands of dollars                 1997       1996            1997      1996
---------------------------------------------------------------------------------
Long Distance Communications
Services
Revenues                          $  423,754  $  496,011   $1,231,735  $1,479,869
Costs and Expenses                   409,805     419,602    1,186,374   1,267,334
---------------------------------------------------------------------------------
Operating Income (Loss):
 Operating Income Before Other
  Charge                          $   13,949   $   76,409   $   45,361 $  212,535
 Other Charge                              -            -      (96,600)       -
---------------------------------------------------------------------------------
  Total Operating Income (Loss)   $   13,949   $   76,409   $  (51,239)$  212,535
Depreciation and Amortization     $   24,743   $   21,026   $   68,787 $   61,039
Capital Expenditures              $   60,578   $   21,191   $  152,464 $   83,176
Identifiable Assets               $1,212,193   $1,000,369   $1,212,193 $1,000,369
=================================================================================
Local Communications Services
-----------------------------
Revenues                          $  166,772   $  160,776   $  497,089 $  480,601
Costs and Expenses                   106,975      106,059      317,627    321,843
---------------------------------------------------------------------------------
Operating Income                  $   59,797   $   54,717   $  179,462 $  158,758
Depreciation and Amortization     $   27,344   $   25,438   $   82,004 $   76,050
Capital Expenditures              $   25,815   $   25,670   $   69,379 $   66,786
Identifiable Assets               $  895,316   $  931,217   $  895,316 $  931,217
=================================================================================

Corporate Operations and Other
------------------------------
Revenues                          $   11,044   $   12,282   $   30,869 $   34,027
Costs and Expenses                    12,427       14,190       35,949     41,549
---------------------------------------------------------------------------------
Operating Income (Loss)           $   (1,383)  $   (1,908)  $   (5,080)$   (7,522)
Depreciation and Amortization     $      897   $    1,076   $    2,662 $    3,165
Capital Expenditures              $    6,101   $    5,210   $   18,076 $   16,395
Identifiable Assets               $  232,374   $  252,872   $  232,374 $  252,872
=================================================================================
Consolidated
------------
Revenues                          $  601,570   $  669,069   $1,759,693 $1,994,497
Costs and Expenses                   529,207      539,851    1,539,950  1,630,726
---------------------------------------------------------------------------------
Operating Income:
  Operating Income Before Other
   Charge                         $   72,363   $  129,218   $  219,743 $  363,771
  Other Charge                          -            -         (96,600)      -
---------------------------------------------------------------------------------
    Total Operating Income        $   72,363   $  129,218   $  123,143 $  363,771
Depreciation and Amortization     $   52,984   $   47,540   $  153,453 $  140,254
Capital Expenditures              $   92,494   $   52,071   $  239,919 $  166,357
Identifiable Assets               $2,339,883   $2,184,458   $2,339,883 $2,184,458
=================================================================================
See accompanying Notes to Consolidated Financial Statements





                     FRONTIER CORPORATION
               Consolidated Statements of Income
                          (Unaudited)


In thousands,                                    3 Months Ended         9 Months Ended
                                                  September 30,          September 30,
except per share data                            1997      1996        1997        1996
----------------------------------------------------------------------------------------
Revenues                                     $601,570  $669,069  $1,759,693  $1,994,497
----------------------------------------------------------------------------------------
Costs and Expenses
Operating expenses                            461,788   479,496   1,343,919   1,453,206
Depreciation and amortization                  52,984    47,540     153,453     140,254
Taxes other than income taxes                  14,435    12,815      42,578      37,266
Other Charge                                        -         -      96,600           -
---------------------------------------------------------------------------------------
       Total Costs and Expenses               529,207   539,851   1,636,550   1,630,726
---------------------------------------------------------------------------------------
Operating Income                               72,363   129,218     123,143     363,771
Interest expense                               12,489    10,167      34,647      33,623
Other income and expense:
 Gain on sale of assets                            -          -      18,765       4,976
 Equity earnings from unconsolidated
  wireless interests                            3,677     2,601       7,949       5,741
 Interest income                                  763       380       2,153       1,684
 Other income (expense)                         1,466         -       2,082        (989)
---------------------------------------------------------------------------------------
Income Before Taxes and Cumulative Effect of
 Change in Accounting Principle                65,780   122,032     119,445     341,560
Income tax expense                             25,676    48,255      50,458     133,436
---------------------------------------------------------------------------------------
Income Before Cumulative Effect of
 Change in Accounting Principle                40,104    73,777      68,987     208,124
Cumulative effect of change in accounting
 principle                                          -         -          -       (8,018)
---------------------------------------------------------------------------------------

Net Income                                     40,104    73,777     68,987      200,106
Dividends on preferred stock                      253       297        764          886
----------------------------------------------------------------------------------------
Income Applicable to Common Stock            $ 39,851  $ 73,480   $ 68,223    $ 199,220
========================================================================================
Dividends declared on common stock           $ 35,561  $ 34,814   $106,870    $ 104,640
========================================================================================
Earnings Per Common Share
Income before cumulative effect of change in
 accounting principle                        $    .24  $    .45   $    .42    $    1.27
Cumulative effect of change in accounting
 principle                                          -        -           -         (.05)
----------------------------------------------------------------------------------------
Earnings Per Common Share                    $    .24  $    .45   $    .42    $    1.22
========================================================================================
Average Common Shares Outstanding (in
 thousands)                                   163,962   164,273    163,898      163,960
 =======================================================================================
See accompanying Notes to Consolidated Financial Statements.

                         FRONTIER CORPORATION
                     Consolidated Balance Sheets

                                            September 30, December 31,
                                                     1997       1996
In thousands of dollars, except share data    (Unaudited)
--------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                      $   26,532 $   30,948
Accounts receivable, (less allowance for
 uncollectibles
 of $23,001 and $30,911, respectively)            379,797    364,256
Materials and supplies                             13,935     13,198
Deferred income taxes                              41,778     30,349
Prepayments and other                              33,010     30,483
--------------------------------------------------------------------
     Total Current Assets                         495,052    469,234
Property, plant and equipment, net                979,166    971,259
Goodwill and customer base                        517,146    535,979
Deferred income taxes                              15,431          -
Deferred and other assets                         333,088    245,048
--------------------------------------------------------------------
        Total Assets                           $2,339,883 $2,221,520
====================================================================

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Accounts payable                              $   277,713 $  322,325
Dividends payable                                  35,774     35,966
Debt due within one year                            5,592      6,253
Taxes accrued                                      55,184     34,963
Other liabilities                                  26,589     18,596
--------------------------------------------------------------------
     Total Current Liabilities                    400,852    418,103
Long-term debt                                    840,158    675,043
Deferred income taxes                                   -      2,542
Deferred employee benefits obligation              76,379     65,479
--------------------------------------------------------------------
Total Liabilities                               1,317,389  1,161,167
--------------------------------------------------------------------
Shareowners' Equity
Preferred stock                                    20,125     22,611
Common stock, par value $1.00, authorized
 300,000,000 shares; 164,162,391 shares and
 163,731,733 shares issued in 1997 and 1996       164,162    163,732
Capital in excess of par value                    509,080    500,196
Retained earnings                                 346,702    385,350
--------------------------------------------------------------------
                                                1,040,069  1,071,889
Less -
Treasury stock, 10,849 shares in 1997 and
 6,375 shares in 1996, at cost                        230        147
Unearned compensation - restricted stock plan      17,345     11,389
--------------------------------------------------------------------
     Total Shareowners' Equity                  1,022,494  1,060,353
--------------------------------------------------------------------
          Total Liabilities and
          Shareowners' Equity                  $2,339,883 $2,221,520
====================================================================
 See accompanying Notes to Consolidated Financial Statements.

                       FRONTIER CORPORATION
               Consolidated Statements of Cash Flows
                            (Unaudited)

                                            9 Months Ended September 30,
In thousands of dollars                            1997             1996
------------------------------------------------------------------------
Operating Activities
Net income                                    $  68,987         $200,106
Adjustments to reconcile net income to net cash
    provided by operating activities:
   Cumulative effect of change in accounting
    principle                                         -           12,396
   Other charge                                  96,600                -
   Depreciation and amortization                153,453          140,254
   Gain on sale of assets                       (18,765)          (4,976)
   Equity earnings from unconsolidated
    wireless interests                           (7,949)          (5,741)
   Other, net                                     1,438            2,830
   Changes in operating assets and liabilities, exclusive
    of impacts of dispositions and acquisitions:
     Increase in accounts receivable            (16,439)         (11,888)
     Increase in materials and supplies            (546)          (2,502)
     Increase in prepayments and other assets    (2,495)          (2,295)
     Increase in deferred and other assets      (24,191)         (22,894)
     (Increase) decrease in deferred
      income taxes                              (29,403)           7,425
     Decrease in accounts payable               (48,164)         (65,973)
     (Decrease) increase in taxes accrued and
      other liabilities                         (36,436)          76,709
     Increase (decrease) in deferred employee
      benefits obligation                        11,348           (1,723)
------------------------------------------------------------------------
 Total adjustments                               78,450          121,622
------------------------------------------------------------------------
 Net cash provided by operating activities      147,436          321,728
------------------------------------------------------------------------

Investing Activities
Expenditures for property, plant and equipment (174,908)        (164,773)
Deposit for capital projects                    (67,571)               -
Investment in cellular partnerships                   -          (26,203)
Proceeds from asset sales                        32,889           10,441
Other investing activities                          921           (9,118)
------------------------------------------------------------------------
 Net cash used in investing activities         (208,669)        (189,653)
------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt        297,897                -
Repayments of debt                             (129,010)         (62,595)
Dividends paid                                 (107,824)        (103,675)
Treasury stock, net                              (2,468)               -
Issuance of common stock, net                       721           32,872
Other financing activities                       (2,499)              (8)
------------------------------------------------------------------------
 Net cash provided by (used in) financing
  activities                                     56,817         (133,406)
------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents        (4,416)          (1,331)
Cash and Cash Equivalents at Beginning of Period 30,948           31,449
------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $  26,532         $ 30,118
------------------------------------------------------------------------
------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements

                   FRONTIER  CORPORATION
        Notes to Consolidated Financial Statements
                        (Unaudited)

Note 1: Consolidation

    The  consolidated  financial  statements  of  Frontier
Corporation (the "Company" or "Frontier") included herein,
are  unaudited  and have been prepared in accordance  with
generally  accepted  accounting  principles  for   interim
financial reporting and Securities and Exchange Commission
("SEC")  regulations.  Certain  information  and  footnote
disclosures  normally  included  in  financial  statements
prepared  in accordance with generally accepted accounting
principles have been condensed or omitted pursuant to such
rules and regulations.  In the opinion of management,  the
financial statements reflect all adjustments (of a  normal
and  recurring  nature)  which are  necessary  to  present
fairly  the financial position, results of operations  and
cash  flows  for  the  interim periods.   These  financial
statements  should be read in conjunction with the  Annual
Report  of  the  Company on Form 10-K for the  year  ended
December 31, 1996.

   The  consolidated  financial information  includes  the
accounts  of  Frontier Corporation and its  majority-owned
subsidiaries   after   elimination  of   all   significant
intercompany transactions. Investments in entities in which the Company does not have a controlling interest are accounted for using the equity method.

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

   In February 1997, the Company completed its purchase of
R.G.  Data  Incorporated (renamed "Frontier  Data  Systems
Inc."),  a privately held upstate New York based  computer
and  data  networking equipment and services  company.   A
total of 110,526 shares of Frontier common stock held in treasury were reissued in exchange for all of the shares of R.G. Data Incorporated. The treasury shares were acquired through open market purchases.

   In  March  1996,  the  Company acquired  a  55  percent
interest  in  the New York  RSA No. 3 Cellular Partnership
("RSA No. 3").  RSA No. 3 is a provider of cellular mobile
telephone service in the New York State Rural Service Area
No.  3.   RSA No. 3 encompasses much of the Southern  Tier
area of New York State.  The Company's interest in RSA No.
3  is  managed by Frontier Cellular, a 50/50  owned  joint
venture  with Bell Atlantic and the operating results  are
reported  using  the  equity method  of  accounting.   The
Company paid $25.3 million in cash for its interest in RSA
No. 3.



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

Note 5 :  Long-Term Debt

   In May 1997, the Company completed a $300 million offering of 7.25% Notes, maturing in 2004. Proceeds from the offering were used to pay down Frontier's commercial paper borrowings.

   Effective  June  30,  1997, the  Company's  subsidiary,
Frontier  Telephone of Rochester, Inc. (formerly Rochester
Telephone Corp.), reduced its available line of credit under its Revolving Credit Agreement from $100 million to $50 million.



Note 6: Gain on Sale of Assets

   On January 31, 1997, the Company completed the sale  of
its  69.5%  equity interest in the South Alabama  Cellular
Communications Partnership.  The sale resulted in an after-
tax  gain  of $11.2 million, or $.07 per share.  In  March
1996,  Frontier sold its minority investment in a Canadian
long  distance  company  for an  after-tax  gain  of  $3.0
million, or $.02 per share. The Company decided to redeploy resources into more strategic assets as the assets sold were not critical to the achievement of the Company's overall business strategy.



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

Proforma   unaudited  earnings  per  share   computed   in
accordance   with   FAS   128  is  presented   below   for
informational purposes only.

                          Three months ended    Nine months ended
                            September  30,       September 30,
                          1997        1996      1997         1996
-----------------------------------------------------------------
Basic EPS
Earnings before cumulative
  effect of change in
  accounting principle    $.24        $.45      $.42        $1.28
Cumulative effect of
  change in accounting
  principle                  -           -         -         (.05)
-----------------------------------------------------------------
Basic earnings per share  $.24       $.45       $.42        $1.23
=================================================================
Diluted EPS
Earnings before cumulative
  effect of change in
  accounting principle    $.24       $.45       $.42        $1.26
Cumulative effect of change
  in accounting principle    -          -          -         (.05)
-----------------------------------------------------------------
Diluted earnings
  per share               $.24       $.45       $.42        $1.21
=================================================================


Note 8:      Cash Flows

   For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

   Cash  flows  from financing activities  includes  $32.9
million  of cash proceeds from stock options and  warrants
exercised  during  the first nine  months  of  1996.   The
resultant tax benefit realized from the exercise of  stock
options  during  the first nine months of  1996  of  $46.0
million is reflected as an adjustment to capital in excess of par value and taxes accrued.

  Actual interest paid was $36.9 million and $33.2 million
for  the  nine month periods ended September 30, 1997  and
September   30,   1996,  respectively.    Interest   costs
associated  with  the construction of capitalized  assets,
including the nationwide fiber optic network project,  are
capitalized.  Total amounts capitalized for the first nine
months  of  1997  and  1996 were  $9.2  million  and  $3.1
million,  respectively.  In addition, actual income  taxes
paid   were  $57.3  million  for  the  nine  months  ended
September 30, 1997 and $44.8 million for the nine months ended September 30, 1996.


Note 9: Commitments and Contingencies

   During  1997, it is anticipated that the  Company  will
expend  approximately $430 million  to  $470  million  for
additions to property, plant and equipment, including  the
Company's   fiber   optic   network   expansion   project.
Construction  began on the nationwide fiber optic  network
in   late   1996.   The  fiber  optic  network  is   being
constructed  under an agreement with Qwest  Communications
Corporation.  Capital expenditures related to the  network
expansion  will approximate $210 million for 1997.   Since
construction of the nationwide fiber optic network began in 1996, the Company has made total deposit payments of $144.0 million, $80.3 million of which was incurred during the first nine months of 1997. This amount is included in the "Deferred and other" caption in the Consolidated
Balance Sheets. In connection with the total capital program, the Company has made certain commitments for the purchase of materials and equipment.



Note 10:       Subsequent Events

   In  October 1997, the Company made a strategic decision
to  divest  product  lines  and businesses  that  are  not
considered  critical to its long-term  growth.   The  plan
will  include  the exit from non-strategic businesses  and
the  phasing out of certain low margin, price-driven  long
distance  consumer  segments.  In  connection  with  these
actions,  the Company will record a charge in  the  fourth
quarter of 1997 of approximately $55 million post-tax,  or
$.33 cents per share.  This charge is primarily associated
with  workforce  reductions,  program  cancellations,  the
exiting  of certain product lines and miscellaneous  asset
impairments.   The  provision for  the  reduction  of  the
workforce of approximately $16.5 million pre-tax includes severance and related termination benefits associated with the elimination of approximately 700 positions. On a pre-tax basis, the provision for restructuring activities represents $29.8 million of the charge and the remaining
$40.5 million is associated with the impairment of assets.

  On October 22, 1997, the Company announced the sale of a portion of its prepaid calling card business to SmarTalk
Teleservices, Inc. for $35 million in cash, subject to certain post-closing adjustments. The sale is anticipated to close before the end of the fourth quarter in 1997.
The net proceeds from this sale are expected to be largely offset by the costs to phase down the remainder of the Company's prepaid business.


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

For the Three and Nine Months Ended September 30, 1997
 and 1996

   The matters discussed throughout this Form 10-Q, except
for historical financial results contained herein, may  be
forward-looking in nature or "forward-looking statements."
Actual results may differ materially from the forecasts or
projections  presented.   Forward-looking  statements  are
identified  by  such  words  as "expects,"  "anticipates,"
"believes,"  "intends,"  "plans" and  variations  of  such
words and similar expressions.  The Company believes  that
its  primary risk factors include, but are not limited to:
changes  in  the overall economy, the nature and  pace  of
technological  change, the number and size of  competitors
in  the  Company's market, changes in law  and  regulatory
policy and the mix of products and services offered in the
Company's markets.  Any forward-looking statements in this
September 30, 1997 Form 10-Q should be evaluated in  light
of   these   important  risk  factors.    For   additional
disclosure  regarding risk factors refer to the  Company's
Annual Report on Form 10-K for the year ended December 31,
1996.


DESCRIPTION OF BUSINESS

   Frontier Corporation (the "Company" or "Frontier") is a
diversified telecommunications company, serving more  than
2  million customers throughout the United States  and  in
several foreign countries.  Frontier's principal lines  of
business are long distance and local communications.   The
Company's other lines of business include cellular and paging operations and telecommunications equipment sales, and video and audio conferencing.

RESULTS OF OPERATIONS

Consolidated

  Revenues for the third quarter of 1997 and on a year-to-
date   basis   were  $601.6  million  and  $1.8   billion,
respectively, representing decreases of $67.5  million  or
10.1% and $234.8 million or 11.8% from the three and  nine
months  ended  September 30, 1996.  Excluding nonrecurring
items,  operating income was $72.4 million for  the  three
months ended September 30, 1997 and $219.7 million for the
nine  month period ending September 30, 1997, as  compared
to  $129.2  million and $366.6 million for the  three  and
nine    month   periods   ending   September   30,   1996,
respectively.   Operating results in 1997 continue  to  be
adversely  impacted by the previously announced  migration
of  the  Company's  largest  carrier  customer's  one-plus
traffic from the Frontier network.  Consolidated operating
margins  declined from 19.3% in the third quarter of  1996
to  12.0%  for the same period of 1997.  On a year-to-date
basis,    excluding   nonrecurring   items,   consolidated
operating margins declined from 18.4% in 1996 to 12.5%  in
1997.  This  decline  is attributable  to  the  previously
discussed   decrease  in  revenue  as  well  as  increased
expenses  in  the  Long  Distance segment.   In  addition,
expenses   were  higher  in  the  long  distance   segment
primarily  due to an increase in cost of access driven  by
the  growth  and  mix of international traffic,  increased
costs  related  to the public payphone compensation  order
and  operating losses attributed to the prepaid  business.
SG&A   costs  in  the  Long  Distance  segment  have  also
increased  as  compared to the same periods in  the  prior
year,  partly  due  to  increased  costs  for  sales   and
marketing support associated with new revenue initiatives and distribution channels.

   In  October 1997, the Company made a strategic decision
to  divest  product  lines  and businesses  that  are  not
considered  critical  to  long-term  growth.    The   plan
includes  the  exit  from  non-strategic  businesses   and
phasing  out  of  certain  low margin,  price-driven  long
distance  consumer  segments.  In  connection  with  these
actions,  the Company will record a charge in  the  fourth
quarter  of  1997  of approximately $55 million,  or  $.33
cents per share.  This charge is primarily associated with
force  reductions, program cancellations, the  exiting  of
certain product lines and miscellaneous asset impairments.
The  plan  includes  provisions  for  the  elimination  of
approximately  8%  of the workforce, or approximately  700
positions. These cost cutting measures are expected to be partially offset in the short-term by investments in sales and customer service, an acceleration of competitive local service expansion and increased product development costs.

   On  October  22,  1997, the Company  announced  that  a
definitive agreement had been reached to sell a portion of
its    prepaid   calling   card   business   to   SmarTalk
Teleservices, Inc. for $35.0 million in cash,  subject  to
certain post-closing adjustments.  The sale is anticipated
to  close  by the end of the fourth quarter in 1997.   The
net proceeds from this sale are expected to be largely offset by the costs to phase out the remainder of the Company's prepaid business.

   Operating results for 1997 and 1996 were affected by certain one time events. In March 1997, the Company recorded a pre-tax charge of $96.6 million, or $0.38 per share post-tax, primarily related to the write-off of certain network costs no longer necessary to support long distance traffic volumes largely due to the migration of the Company's major carrier customer's one-plus traffic.
As a result of the decline in long distance traffic, an evaluation of the existing network was performed and facilities deemed no longer necessary to support the Company's revenue and traffic levels were identified. The
Company is decreasing its fixed network cost structure through the integration and consolidation of facilities.

  In the first quarter of 1997, the Company also completed the sale of its 69.5% equity interest in the South Alabama
Cellular Communications Partnership. The sale resulted in a pre-tax gain of $18.7 million. The Company sold its minority investment in a Canadian long distance company for a pre-tax gain of $5.0 million during the quarter ended March 31, 1996.

   During   the  first  quarter  of  1996,  the  Company's
operating costs increased $2.8 million (pre-tax) due to increased labor and related expenses in connection with union contract negotiations at one of the Company's subsidiaries, Frontier Telephone of Rochester, Inc.

   Year-to-date  results for 1996  also  include  an  $8.0
million  post-tax  charge  relating  to  the  adoption  of
Statement of Financial Accounting Standards No.  121  (FAS
121),  "Accounting for the Impairment of Long-Lived Assets
and  for Long-Lived Assets to be Disposed Of."  The assets
held   for   disposal  consist  principally  of  telephone
switching  equipment in the Local Communications  Services
segment   as  a  result  of  the  central  office   switch
consolidation project.


                     Business Segments

   The  Company  reports its operating  results  in  three
segments:  Long  Distance Communications  Services,  Local
Communications  Services,  and  Corporate  Operations  and
Other.   A  review of the 1997 and 1996 third quarter  and
year-to-date results of each business segment follows.

Long Distance Communications Services

   Long  distance revenues totaled $423.8 million  in  the
third  quarter  of  1997, a decrease of $72.3  million  or
14.6% as compared to the third quarter of 1996.  On a year-
to-date  basis,  revenues  totaled  $1,231.7  million   as
compared to $1,479.8 million in the same period in 1996, a
decrease of $248.1 million or 16.8%.  The decrease in long
distance revenues is attributable to the migration of  the
Company's  largest customer's one-plus  traffic  from  the
Frontier network.  Normalized for the effect of this major
carrier   customer's   one-plus  traffic,   revenue   grew
approximately  5%  and  3% for the three  and  nine  month
periods   ended  September  30,  1997,  respectively,   as
compared to the same periods in the prior year. Traffic, excluding the Company's major customer's one-plus traffic, increased approximately 6% over both the three and nine month periods ended September 30, 1996.

   The  decline  in  this segment's operating  results  is
largely attributable to the previously discussed migration
of  the  Company's  largest customer's  one-plus  traffic.
Total  revenue from this customer, including both one-plus
services  and enhanced services, represented approximately
5%  of long distance revenue for the third quarter of 1997
and  approximately 6% of 1997 year-to-date  long  distance
revenue  as  compared to approximately 24%  for  the  same
periods  in the prior year.  During the second quarter  of
1997,  the  Company  introduced  a  new  bundled  services
product,  "Frontier  Independence",  (which  replaces  the
Company's  "Clear  Value"  product).   During  the  second
quarter  of  1997,  the Company also  announced  plans  to
complete  a  national frame relay network  by  the  fourth
quarter  of  1997 to complement the Company's  core  voice
services  business  with a portfolio  of  additional  data
services products.  The nationwide frame relay product was
introduced  on schedule in October.  The Company's  credit
card services agreement with US West began contributing to
operating results in the second quarter; results  included
in  the third quarter of 1997 demonstrate strong growth in
revenue from this agreement.  The agreement allows US West
the   ability  to  offer  calling  card  services  to  its
customers  and  is expected to generate in excess  of  $50
million in incremental revenue for the Company over the 30 month term of the agreement.

   The  Company  began  to  expand its  competitive  local
service   offerings  in  late  1996   and   is   competing
aggressively with other incumbent local exchange  carriers
and  other  Competitive Local Exchange Carriers ("CLECs").
Frontier  is  now  providing  local  service  as  a  CLEC,
primarily  on  a  resale basis, combined with  a  complete
range of long distance products, in 32 markets across  the
country.   The  Company  also  currently  provides   local
services as a facilities-based CLEC from its own switch in
New  York City and plans to provide facilities-based  CLEC
services  in  Minneapolis and Boston by the end  of  1997.
The  Company anticipates that up to 12 additional switches
will  be  installed by mid-1998.  The switches  are  being
placed  in  cities that are on the Company's  fiber  optic
network,  which will provide Frontier with the opportunity
to  expand  its  offerings  of  combined  local  and  long
distance   services  into  additional  markets.    As   of
September 30, 1997, Frontier is serving in excess of 88,000 ANIs, or access lines, predominantly through resale in markets where it is not the incumbent local exchange carrier.

    Operating   income   for  long   distance,   excluding
nonrecurring charges, decreased 81.7% to $13.9 million and
78.7%  to  $45.4 million, respectively, for the three  and
nine  month  periods ended September 30, 1997.   Operating
margin  as  a  percent of revenue, excluding  nonrecurring
charges, decreased from 15.4% in the third quarter of 1996
to 3.3% in the current quarter and from 14.4% for the nine
months  ended  September 30, 1996 to  3.7%  for  the  same
period in 1997.  The reduction in operating margin in 1997
is   driven   by   the  decrease  in  revenue,   primarily
attributable  to  the migration of the  Company's  largest
customer's one-plus traffic, increased network  costs  and
the  incremental  SG&A  costs associated  with  sales  and
marketing  support for new revenue initiatives.   Cost  of
access represented approximately 64.6% and 63.6% of  total
long  distance  revenue for the three and nine  months  of
1997 as compared to approximately 60.7% and 61.8% for  the
same  periods in 1996, respectively.  The higher  cost  of
access  percentages reflect changes in  the  revenue  mix,
particularly the growth and mix of international  traffic;
lower  revenue  yields due to competitive  pricing  and  a
reduced  revenue  base  to cover the  fixed  component  of
access  costs.   Operating  losses  attributable  to   the
prepaid  business, which the Company is in the process  of
selling, had a negative effect on cost of access  for  the
three  and  nine month periods ended September  30,  1997.
Additionally,  the  cost associated with  public  payphone
usage  has  increased as compared to prior  periods  as  a
result of FCC rules adopted September 1996, establishing a
"per   call  compensation  plan"  that  provides  payphone
service  providers with compensation for  calls  completed
using  their  payphones.   Effective  October  1997,   the
company  began  assessing a surcharge  to  these  payphone
users  in order to recover the amount of compensation  and
related  costs  ordered  by the  FCC.   Continued  network
integration  and  the construction of the Company's  fiber
optic network are expected to further reduce network costs
and   provide  new  revenue  opportunities  for  Frontier.
Construction  of the fiber optic network  is  on  schedule
with  more  than 75% of the segments planned currently  in
progress.   Management anticipates that approximately  30%
of  the  network will be completed and capable of carrying
traffic  by the end of 1997, with the remainder   expected
to be completed by year end 1998.

Local Communications Services

   Local  Communications Services includes  the  Company's
local  telephone  operations, consisting of  34  telephone
operating  subsidiaries in 13 states.   Also  included  in
this segment are the local service revenues and associated
expenses   generated   from  the   efforts   of   Frontier
Communications   of   Rochester,   Inc.,   a   competitive
telecommunications company formed on January 1, 1995, that
provides  an  array of services on a retail basis  in  the
Rochester    marketplace.    Consequently,    the    Local
Communications  Services segment includes  both  wholesale
and  retail  local service provided in the Rochester,  New
York  market.   As  a result of the Company's  efforts  to
consolidate operations within this segment to become  more
efficient  and  improve operating results, management  has
concluded  that  separate  financial  reporting   of   the
Rochester, New York operations from the Regional Telephone
Companies is no longer meaningful.

   Revenues for Local Communications Services were  $166.8
million  in  the  three month period ended  September  30,
1997,  an  increase  of  $6.0 million  or  3.7%  over  the
comparable  period  in 1996.  For the  nine  month  period
ended September 30, 1997, revenues were $497.1 million, an
increase  of  $16.5  million or 3.4% over  the  comparable
period in 1996.  The growth in this segment is driven by a
2.7%  increase  in  access lines and a  6.6%  increase  in
minutes  of  use  on a year-to-date basis  over  the  same
period  in  1996.  Revenue growth during  the  first  nine
months  of  1997  is also influenced by the  provision  of
enhanced services, driven by increased demand for Internet
services.   Revenue  growth is  partially  offset  by  the
elimination of the surcharge on wholesale, flat rate local measured service, as ordered by the New York State Public
Service Commission ("NYSPSC") in 1996, an increase in the discount to wholesale providers from 5% to 17%, also ordered by the NYSPSC and the $1.5 million annual rate reduction as stipulated by the Open Market Plan.

   Costs  and  expenses in the third quarter of  1997  for
Local   Communications  Services  were   $107.0   million,
relatively  consistent with the same period in  the  prior
year.   On  a year-to-date basis, costs and expenses  were
$317.6 million, representing a decrease of $1.4 million or
less  than  1.0%  over the same period in 1996,  excluding
certain  one-time charges.  Contributing  to  the  overall
decrease   in   expenses  is  the  impact  of   continuing
centralization of the administrative functions for all  of
the  local  telephone  companies. During  the  first  nine
months   of   1996,  the  Rochester  telephone   operation
experienced increased costs and expenses related to higher
labor  expenses  resulting from work stoppage  preparation
costs.   These expenses, which were incurred in connection
with contract negotiations with the Communications Workers
of  America   ("CWA"  or the "Union"), were  necessary  to
insure continued high standards of customer service levels
in the event of a work stoppage or slowdown.  The contract
negotiations were at an impasse and the Rochester  company
implemented  the terms of its final offer as of  April  9,
1996.   Subsequently,  members  of  the  CWA  Local  1170,
ratified  a  new  collective  bargaining  agreement   with
Frontier  Telephone of Rochester, Inc. (formerly Rochester
Telephone   Corp.)  on  April  29,  1997  which  contained
provisions  that  differed moderately from  the  Company's
final  offer implemented at the time of impasse.  The  new
agreement  will  provide several operational  improvements
and will result in a more consistent alignment of benefits
with the rest of the Corporation.  The Union continues  to
appeal  one  issue related to the declaration  of  impasse
with the National Labor Relations Board.  Hearings on this
issue were completed in June and a decision is anticipated
by  the  end  of 1997.  This decision may be  appealed  by
either  the  Union  or the Company.   At  this  time,  the
Company cannot predict the outcome of this matter.

  Operating income, normalized for nonrecurring items, was
$59.8  million and $179.5 million for the three  and  nine
month  periods  ended  September 30,  1997,  respectively,
representing increases of $5.1 million or 9.3%, and  $17.9
million or 11.0%, over the three and nine month periods in the prior year. Operating margins for the three month periods ended September 30, 1996 and 1997 improved from 34.0% to 35.9%, respectively and for the nine month periods ended September 30, 1996 and 1997 improved from 33.6% to 36.1%, reflecting the continuing improvements in operating efficiencies.

  During late 1995, management committed to a major switch
consolidation  plan  at  its  New  York  local   telephone
subsidiaries.   The  three-year plan to  consolidate  host
switches  by  over  60% is projected  to  improve  network
efficiency and reduce the cost of maintenance and software
upgrades.    As   of  September  1997,  the   project   is
progressing  as  scheduled and eleven host  switches  have
been  consolidated, representing approximately 70% of  the
total  switches  that will be consolidated.   The  Company
anticipates   that  this  project  will  be  substantially
complete by July 1998.

Corporate Operations and Other

   Corporate  Operations  is  comprised  of  the  expenses
traditionally associated with a holding company, including
executive  and  board  of  directors  expenses,  corporate
finance   and  treasury,  investor  relations,   corporate
planning,  legal  services and business development.   The
Other category is comprised of the Company's majority ownership interest in wireless operations and Frontier
Network Systems Inc. ("FNS"). Wireless operations for the first nine months of 1997 included Minnesota RSA No. 10, in which the Company acquired a 100% interest in late
March  1995 and the Company's 69.5% interest in the  South
Alabama Cellular Communications Partnership ("Alabama RSAs
No.  4 and No. 6") through January 1997.  The sale of  the
Company's interest in Alabama RSAs No. 4 and No. 6 was finalized January 31, 1997.

    The  Company  completed  its  purchase  of  R.G.  Data
Incorporated  (renamed "Frontier Data  Systems  Inc.")  in
February  1997.   R.G. Data Incorporated was  a  privately
held  upstate New York based computer and data  networking
equipment and services company.  A total of 110,526 shares
of Frontier common stock held in treasury were reissued in
exchange  for all of the shares of R.G. Data Incorporated.
The  treasury  shares  were acquired through  open  market
purchases.   This  transaction  was  accounted  for  as  a
purchase.    R.G.   Data  Incorporated's  operations   are
consolidated with FNS for reporting purposes.

   Results from operations for this segment for the  third
quarter of 1997 were consistent with the third quarter  of
1996.   On a year-to-date basis, revenue for this  segment
decreased  $3.2  million, or 9.3%, and expenses  decreased
$5.6 million, or 13.5% as compared to the same period in the prior year, primarily as a result of the sale of the Company's interest in Alabama RSAs No. 4 and No. 6, the acquisition of R.G. Data Incorporated and reduced costs and expenses for the Holding Company.

Other Income Statement Items

  Interest Expense

   Interest expense was $12.5 million and $34.6 million in
the  three  and  nine month periods ending  September  30,
1997,  representing  increases of $2.3  million  and  $1.0
million respectively, over the same periods in 1996.   The
overall  increase  in interest expense is  the  result  of
higher  levels of debt outstanding.  The increase in  debt
is primarily attributable to the Company's capital program
driven   by  the  nationwide  fiber  build.   The  Company
expended  $36.9 million and $80.3 million  for  the  fiber
build  in the three and nine month periods ended September
30,  1997,  respectively. Capitalized  interest  increased
$2.5  million and $6.1 million during the three  and  nine
months  of  1997 as compared to the same period  in  1996,
partially  offsetting  the  increase  in  gross   interest
expense.

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

  Equity Earnings from Unconsolidated Wireless Interests

   The Company's minority interests in wireless operations and its 50% interest in the Frontier Cellular joint venture with Bell Atlantic are accounted for using the equity method. This method of accounting results in the Company's proportionate share of earnings being reflected in a single line item below operating income.

  Equity earnings from the Company's interests in wireless
partnerships  in  the  third quarter  of  1997  were  $3.7
million,  an  increase of $1.1 million or 41.4%  over  the
third   quarter  of  1996.   For  the  nine  months  ended
September 30, 1997, equity earnings were $7.9 million,  an
increase of $2.2 million or 38.5% over the same nine month
period  of  1996.  The improvement in equity  earnings  is
driven  by  revenue  increases,  expense  reductions   and
increased operating efficiencies as compared to the same period in the prior year.

  Income Taxes

   The effective income tax rates for the third quarter of
1997   and   on  a  year-to-date  basis,  normalized   for
nonrecurring items, are relatively consistent with the same periods in 1996.

FINANCIAL CONDITION

Review of Cash Flow Activity

    Earnings before interest, taxes, depreciation and amortization ("EBITDA") is a common measurement of a company's ability to generate cash flow from operations.
EBITDA should be used as a supplement to, and not in place of, cash flow from operating activities. The Company's
EBITDA was $373.2 million and $506.9 million, excluding nonrecurring charges, for the nine month periods ending
September 30, 1997 and 1996, respectively. The decrease in EBITDA is primarily attributable to the decrease in revenue and increased operating costs in the long distance segment.

  Cash provided from operations for the nine months ending
September 30, 1997 decreased $174.3 million or 54.2% as  a
result  of increased working capital requirements and  the
decreased operating results.  The primary drivers  of  the
changes in cash from operations include decreased accounts
payable and income taxes. The decrease in accounts payable
is  a function of the timing of payments to vendors.   The
change in income taxes relates to the nonrecurring charge recorded by the Company in the first quarter of 1997 and the year-to-date operating results.

   Cash  used  for  investing activities  increased  $19.0
million  or  10.0%, primarily due to increases in  capital
expenditures during the first nine months of 1997 of $77.7
million or 47.2%. The increase in capital expenditures  is
principally  due to the fiber optic network  build.   This
increase is partially offset by the proceeds received from the sale of the Company's equity interest in the South
Alabama Cellular Communications Partnership which closed in the first quarter of 1997 ($32.9 million). Also, the Company purchased an interest in a cellular partnership in March 1996 for $25.3 million.

  Cash provided from financing activities increased $190.2 million during the first nine months of 1997 as compared to the same period in 1996. This net inflow of cash is the result of increased borrowings during the period which were driven by the Company's capital program.

Debt

   The Company's total debt amounted to $845.8 million  at
September  30,  1997, an increase of $164.5  million  from
December  31,  1996.  This higher debt  level  is  largely
driven  by  the  Company's capital program, including  the
nationwide fiber optic network.  In May 1997, the  Company
completed  a  public  offering of  $300.0  million,  7.25%
Notes, maturing in 2004.  Proceeds from the offering  will
be  used to finance a portion of the Company's cost of its
nationwide  fiber  build  project.   Until  such  time  as
additional  payments  are required to  be  made  to  Qwest
Communications Corporation, the company constructing the nationwide network, proceeds from the offering were used to pay down a portion of the Company's commercial paper borrowings.

Debt Ratio and Interest Coverage

   The  Company's debt ratio (total debt as a  percent  of
total capitalization) was 45.3% at September 30, 1997,  as
compared  with  39.1%  at  December  31,  1996.    Pre-tax
interest coverage, excluding nonrecurring charges, was 5.3 times for the nine months ended September 30, 1997, as compared with 10.2 times for the same period in 1996.


Capital Spending

   Through  September  1997,  gross  capital  expenditures
amounted  to  approximately $239.9 million as compared  to
$166.4  million in the prior year.  The Company  plans  to
spend  a  total  of  approximately $430  million  to  $470
million  on  its capital program during the full  year  in
1997,  including approximately $210 million for the  fiber
optic  network  project.  Through September 1997,  capital
expenditures  relating to the fiber optic network  totaled
$80.3  million.   The  Company anticipates  financing  its
capital   program  through  a  combination  of  internally
generated  cash  from  operations  as  well  as   external
financing.

Dividends

   On September 15, 1997, the Board of Directors declared the third quarter 1997 dividend of 21.75 cents per share on the Company's common stock, payable November 3, 1997 to shareowners of record on October 15, 1997.

New Accounting Pronouncements

  The Financial Accounting Standards Board ("FASB") issued
Financial  Accounting Standard 128 ("FAS 128"),  "Earnings
Per  Share", effective for financial statements issued for
periods   ending   after  December   15,   1997;   earlier
application  is not permitted.  This statement  simplifies
the  standards for computing earnings per share previously
found  in  Accounting  Principles Board  Opinion  No.  15,
"Earnings  Per  Share",  and  makes  them  comparable   to
international  earnings per share ("EPS") standards.   FAS
128 requires dual presentation of basic and diluted EPS on
the   face   of  the  income  statement  and  requires   a
reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes the effect of common stock equivalents and is computed by dividing income available to common shareowners by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock.

   The  FASB  issued  FAS  130,  "Reporting  Comprehensive
Income,"  effective  for  fiscal  years  beginning   after
December  15, 1997.  This statement establishes  standards
for  reporting and display of comprehensive income and its
components  in  a  full-set  of general-purpose  financial
statements.   Comprehensive  income  is  defined  as  "the
change  in  equity  of  a company  during  a  period  from
transactions  and  other  events  and  circumstances  from
nonowner  sources."   It includes all  changes  in  equity
during a period except those resulting from investments by
owners  and distributions to owners. Early application  of
this  statement  is  permitted.  If comparative  financial
statements    are    provided   for    earlier    periods,
reclassification  to  reflect  the  provisions   of   this
statement is required. The Company will adopt FAS 130 in the first quarter of 1998.

  The FASB issued FAS 131, " Disclosures about Segments of
an  Enterprise  and  Related Information,"  effective  for
financial statements for periods beginning after  December
15,  1997.   This statement requires that public companies
report  certain  information about operating  segments  in
complete  sets of financial statements of the company  and
in  condensed  financial  statements  of  interim  periods
issued  to  shareholders.  It also  requires  that  public
companies report certain information about their  products
and  services, the geographic areas in which they operate,
and  their  major  customers.   In  the  initial  year  of
application, comparative information for earlier years is to be restated. The Company will adopt FAS 131 in the first quarter of 1998. The Company has not yet completed its evaluation of the disclosures that will be required by this statement.

OTHER ITEMS

Open Market Plan

   The Rochester, New York local communications subsidiary
began  its third year of operations under the Open  Market
Plan  in  January  1997.  The Open  Market  Plan  promotes
telecommunications competition in the Rochester, New  York
marketplace  by  providing  for  (1)  interconnection   of
competing local networks including reciprocal compensation
for  terminating  traffic, (2)  equal  access  to  network
databases,  (3)  access  to local telephone  numbers,  (4)
service  provider  telephone number portability,  and  (5)
certain   wholesale  discounts  to  resellers   of   local
services.   The inherent risk associated with opening  the
Rochester market to competition is that some customers are
able  to  purchase  services from competitors,  which  may
reduce  the  number  of retail customers  and  potentially
cause  a  decrease  in the revenues and profitability  for
Frontier  Telephone of Rochester, Inc. or "FTR", (formerly
Rochester   Telephone  Corp.).   However,  results   since
implementation  of the Open Market Plan  indicate  that  a
stimulation  of demand in the use of the network  and  new
product revenue may offset losses from customer migration.
Increased  competition may also lead to  additional  price
decreases   for  services,  potentially  impacting   FTR's
margins adversely.  An additional positive feature of  the
Open  Market Plan provides that FTR can retain  additional
earnings    achieved   through   operating   efficiencies.
Previously these earnings would have been shared with customers.

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

    During   the  second  quarter  of  1997,  the  Federal
Communications  Commission ("FCC") issued  decisions  that
are    intended   to   implement   provisions    of    the
Telecommunications  Act  of 1996.   Of  significance  were
decisions  that  outlined  changes  in  the  structure  of
universal  service  support  and  in  the  framework  that
applies  to  certain interstate rates that  are  generally
characterized  as  access-related charges.   In  addition,
during the second and third quarters of 1997, a Federal appeals court issued a series of decisions reversing parts of an earlier FCC order that set out conditions governing the provisions of interconnection services. These orders are not expected to have a material impact on Frontier or any of its business segments.

  Under the Telecommunications Act of 1996 and a statewide proceeding, the NYSPSC is considering the prices that local exchange companies in New York may charge for "unbundled" service elements such as links (the wire from the switch to the customers premises), ports (the portion of the switch that terminates the link) and switch usage features. The Company is actively participating in this proceeding and expects the NYSPSC to issue a decision on service elements in late 1997 or early 1998.

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

   Similar  proceedings to address the  Telecommunications
Act of 1996 and to implement certain provisions have been initiated in most states in which Frontier does business.
There can be no assurance that the changing regulatory environment will not have a negative impact on the Company.

Dividend Policy

   The Open Market Plan prohibits the payment of dividends
by   the  Company's  subsidiary,  Frontier  Telephone   of
Rochester, Inc. to Frontier if (i) FTR's senior debt is downgraded to "BBB" by Standard & Poor's ("S&P"), or the equivalent rating by other rating agencies, or is placed on credit watch for such a downgrade, or (ii) a service quality penalty is imposed under the Open Market Plan.
Dividends  paid  to  Frontier also are  prohibited  unless
FTR's directors certify that such dividends will neither impair FTR's service quality nor its ability to finance its short and long term capital needs on reasonable terms while maintaining an S&P debt rating target of "A".

      In  1996, FTR failed to achieve the service  quality
levels required by the Open Market Plan.  On December  19,
1996, pursuant to the Open Market Plan, FTR requested  the
NYSPSC   staff   to  exclude  certain  months   from   the
calculation  used  to  measure  service  quality,  due  to
operating  conditions  considered  by  management  to   be
abnormal  and  beyond FTR's control.  In April  1997,  FTR
received  notice from the NYSPSC that its request  for   a
waiver  of  certain  conditions in the  Open  Market  Plan
related  to  service  quality  results  was  denied.   The
NYSPSC's ruling will result in a temporary restriction  on
the  flow  of  cash dividends from FTR to Frontier  and  a
refund   to  FTR's  customers  of  $.9  million.  Reserves
sufficient to cover the refund were established  in  1996.
On October 22, 1997, the NYSPSC adopted an order requiring the FTR to issue rebates of approximately $2.60 per customer (totaling approximately $.9 million), commencing within 60 days after the NYSPSC issues its order.

   The temporary restriction of dividend payments from FTR
to  Frontier Corporation remains in place, as FTR has  not
yet   reached  1997  service  quality  levels   that   are
sufficiently adequate to justify its removal.

Part II - Other Information

Item 1.  Legal Proceedings

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

   Since February 1994, a large number of plaintiffs,  all
of   whom   are  former  American  Sharecom  Inc.  ("ASI")
shareholders, have filed and amended several  and  various
complaints in Hennepin County (Minnesota) District  Court.
Included   among  the  defendants  are  ASI,  its   former
principal shareowners, Steven Simon and James Weinert, and
Frontier.   These suits allege generally  that  Simon  and
Weinert,  with and through ASI, embarked upon a scheme  to
gain  control of ASI and acquire all of its stock  through
common  law  fraud, breach of fiduciary duty  and  certain
violations  of  the  Minnesota Business  Corporation  Act.
This   Act   requires  shareowners  in  a   closely   held
corporation  to act fairly toward one another and  refrain
from misappropriation.  Another action by a few former ASI
shareholders  who  dissented from a  cashout  merger  that
finally  took ASI private is pending in federal  court  in
Minnesota.   The  federal lawsuit asserts RICO  claims  in
addition  to  state  common law and statutory  violations.
The   claims  against  Frontier  maintain  that   Frontier
controls the disposition of the restricted Frontier  stock
which  was issued to Simon and Weinert in connection  with
the  acquisition of ASI and that such stock should be held
in trust for the benefit of the plaintiffs.  Recently, the
former  owners  of  over half of the stock  who  had  made
claims  entered into a settlement in principle with  Simon
and  Weinert.   That settlement is now being submitted  to
the individual plaintiffs for their review and acceptance.
Closure  of  this agreement is expected in 1997.   If  the
settlements are accepted, the lawsuits of these plaintiffs shall be dismissed.

  Although it is too early to determine the outcome of the suits that have not settled, Frontier, ASI and the other defendants each are contesting the claims. In connection with the acquisition of ASI by Frontier, Simon and Weinert agreed to indemnify Frontier for these claims.

  On April 10, 1997, Jeff Thompson filed a purported class
action  on  behalf  of  himself and all  other  similarly-
situated  persons  in  Circuit Court  for  Marengo  County
Alabama.   Named  as defendants are Frontier  Corporation,
Frontier    Subsidiary   Telco,    Inc.    and    Frontier
Communications  of  the South, Inc.  ("defendants").   The
complaint  also  reserves  the  right  to  add  additional
defendants  and  identifies all  of  Frontier's  telephone
subsidiaries.   Concomitant  with  filing  the  complaint,
plaintiff  also  filed an ex parte motion for  conditional
class   certification  which  the   Court   granted.    It
conditionally certified a class consisting of "All persons or entities in the United States who have been charged by defendants or their subsidiaries or affiliates a fee for `inside wire maintenance' without having given their affirmative acceptance to a repair service contract;
specifically excluded from this class, however, are all employees, agents, officers, directors and affiliates of any of the Defendants and all persons or entities who have pending and/or previously filed individual (non-class) lawsuits against any of the defendants for the same claims set forth in the Complaint."

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

Item 5.  Other Information

   On October 9, 1997, the FCC ordered carriers that receive "dial around" calls from payphones (certain calls sent without coins as 800 or other calls, with special access codes) to compensate payphone owners at the rate of
28.4 cents per completed call.

   The  per-call  compensation rate  became  effective  on
October  7,  1997.   The FCC has yet to determine  how  to
address the payphone compensation obligation for the period from November 7, 1996 through October 6, 1997.

   The  Company intends to pursue challenges  to  the  FCC
order with other carriers.  However, the Company has  also
taken  action to assess a surcharge to recover the  amount
of  the  compensation ordered and related costs.  This  is
consistent with the action taken by most other competitors
with  similar  calls  that are handled through  payphones.
The   Company  cannot  predict  the  outcome   of   future
proceedings.

Item 6.  Exhibits and Reports on Form 8-K

(a)  See Exhibit Index

(b)  Reports on Form 8-K filed during the period:   None

  The Company filed one report on Form 8-K subsequent to the quarter ended September 30, 1997:

SEC Filing Date               Item No.           Financial Statements

October 14, 1997
       5                       No

                        SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   FRONTIER CORPORATION
                   --------------------
                       (Registrant)






Dated:  November 12, 1997           /s/Louis  L. Massaro
                                 By:------------------------------
                                     Louis L. Massaro
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (principal accounting officer)

                       INDEX TO EXHIBITS

Exhibit
Number                   Description
--------------------------------------------------------------------
3.1            Restated Certificate of Incorporation    Incorporated by
                                                        reference to Exhibit
                                                        3.1 to Form 10-K for
                                                        the year ended
                                                        December 31, 1995.

3.2          Amendment to Restated Certificate of       Incorporated by
             Incorporation                              reference to Exhibit
                                                        3.2 to Form 10-K for
                                                        the year ended
                                                        December 31, 1995.

3.3          Bylaws                                     Filed herewith

4.1          Indenture, dated as of May 21, 1997,       Incorporated by
             between the Registrant and                 reference to Exhibit
             Chase Manhattan Bank, as Trustee           4.1 to Form 8-K, filed
                                                        May 23, 1997

10.21        Form of management contracts with          Filed herewith
             Ms. Reeves and Mr. Carey

10.22        Amendment No.1 to the Management Stock     Filed herewith
             Incentive Plan

10.23        Amendment No.1 to the Supplemental         Filed herewith
             Management Pension Plan

10.24        Form of management contracts as amended    Incorporated by
             with each of Messrs. Bittner, Massaro,     reference to Exhibit
             Carr, Gregory and Dole                     10.7 to Form 10-K
                                                        for the year ended
                                                        December 31, 1996

10.25        Letter agreement regarding severance       Filed herewith
             with Mr. Bennis

10.26        Letter agreement regarding severance with  Filed herewith
             Mr. Gregory

11           Statement re: Computation of Earnings      Filed herewith
             per Share of Common Stock on a
             Fully Diluted Basis (Unaudited)

27           Financial Data Schedule                    Filed herewith