Form 10-K405
period 1997-12-31
FRONTIER CORP /NY/
filed 1998-03-26
CIK 84567

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

       Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X    No
                       -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 1998 is $4,720,311,991. The number of shares outstanding of Frontier Corporation's common stock (Par Value $1.00 per share) as of the close of March 2, 1998 is 170,961,366 shares.


                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's 1997 Annual Report to Shareowners including Management's Discussion of Results of Operations and Analysis of Financial Condition, Consolidated Financial Statements and Notes to Consolidated Financial Statements, as presented in Exhibit No. 13.1 of this Form 10-K, are incorporated by reference in Parts II and IV hereof.

(2) Portions of the Notice of Annual Meeting and Proxy Statement issued by the registrant in connection with its Annual Meeting of Shareowners to be held April 29, 1998, as presented in Exhibit No. 99 of this Form 10-K, are incorporated by reference in Parts II, III and IV hereof.

                                    PART I

ITEM 1.  BUSINESS

General

     Frontier Corporation ("Frontier" or the "Company") offers integrated communications services to more than two million business, carrier and targeted residential customers nationwide, in Canada and in the United Kingdom. The Company was incorporated in 1920 under the laws of New York State to take over and unify the properties of a predecessor company and certain properties of the New York Telephone Company which were located in the same general territory. Frontier is headquartered in Rochester, New York. Through its Long Distance Communications Services segment, the Company is the nation's fifth largest long distance company. This segment provides domestic and international voice, data and video communications service to primarily small to mid-size business customers and targeted consumer markets. The Company's Local Communications Services segment consists of 34 local telephone companies which as of December 31, 1997, serve nearly one million access lines in thirteen states and is the eleventh largest local exchange provider in the United States. The Corporate Operations and Other segment includes expenses traditionally associated with a holding company, including executive and board of directors' expenses, corporate finance and treasury, investor relations, corporate planning, legal services and business development. The Other category includes Frontier Network Systems ("FNS"). FNS markets and installs telecommunications systems and equipment.
This segment also includes wireless operations from Minnesota RSA No. 10 and the Company's 69.5% interest in Alabama RSA No. 4 and No. 6. The Alabama interest was sold in January 1997. The Company also owns a 50% interest in a joint venture with Bell Atlantic in upstate New York and Pennsylvania that is managed by the Company, and is accounted for using the equity method of accounting.
This method of accounting results in the Company's proportionate share of earnings being reflected in the "Other income and expense" section of the Consolidated Statements of Income.

     Prior to 1995, Local Communications Services provided the majority of the Company's revenue and income. The Company complemented its internal growth in the long distance business with a number of strategic acquisitions and a merger in 1995 that approximately doubled the size of the business. A listing of these acquisitions and the merger is as follows:

                                                                        1995
                                                                     Acquisition
Company Name                                                            Month
--------------------------------------------------------------------------------
ConferTech International, Inc.                                          March
American Sharecom, Inc.                                                 March
WCT Communications, Inc.                                                May
Enhanced TeleManagement, Inc.                                           July
Schneider Communications, Inc. ("SCI") and LinkUSA Corporation*         August
ALC Communications Corporation (merger)                                 August
Link-VTC, Inc.                                                          November

  *The Company acquired SCI's 80.8% interest in LinkUSA Corporation in August 1995 and subsequently purchased the remaining 19.2% interest in February 1996.

  As a result of the Company's strategic decision to expand the long distance business, revenue from this segment represented 70%, 73% and 69% of consolidated revenue for 1997, 1996 and 1995, respectively.

Company Strategy

  The Company's strategy is to be the premier provider of integrated telecommunications solutions in its target markets. The Company will market itself to customers as a single source provider of integrated communications services, which can include long distance, local, cellular, paging, data, Internet and enhanced services. Frontier is committed to growth through expansion of its existing businesses and relationships, the development of value-added products and services and through strategic acquisitions. Frontier anticipates that public policy will continue to evolve in favor of greater competition and, as a result, the Company has been positioning itself to compete aggressively in a marketplace with numerous new competitors.

  In the fourth quarter of 1996, the Company announced that it had joined with Qwest Communications as a partner in the construction of a nationwide fiber optic network. Completion of the nationwide network, which is anticipated within the next year, will provide the Company with the infrastructure necessary to meet the increasing demands for bandwidth and connectivity. When complete, this will be the largest single fiber build in United States history. The Company agreed to invest approximately $450 million through 1999 to complete the project. The multi-ring Synchronous Optical Network ("SONET") architecture increases transmission speed and network reliability and is expected to decrease the Company's network transmission costs once installed. The SONET network will interconnect nearly 100 cities, encompass more than 13,000 route miles and provide coast-to-coast connectivity. As of the end of 1997, construction of the nationwide network is progressing on schedule. The Company is also installing Nortel DMS-500 switches strategically across the country that will connect to the SONET network. These switches will provide the Company with the ability to offer combined local and long distance telecommunications to its customers through a single, cost-effective switching platform and will enable Frontier to accelerate offerings of Competitive Local Exchange Carrier ("CLEC") services. CLEC services are currently available in 15 states, providing the Company with the ability to offer integrated local and long distance telephone service to approximately 40% of the United States population. The Company's objective is to have the capability to offer local services in 30 to 35 states, covering 65% to 70% of the population of the United States by the end of 1998. In the fourth quarter of 1997, the Company introduced a nationwide frame relay product. This data service product will complement the Company's voice services business. In addition, the acquisition of GlobalCenter, Inc., ("GlobalCenter") announced by the Company in January 1998 and completed in February 1998, will further enhance Frontier's data product capability. The combined technology of the SONET network, DMS-500 switches, frame relay and enhanced data services comprises a substantial part of the infrastructure to position Frontier to be an integrated services provider on a nationwide basis. As the nature and boundaries of telecommunications evolve as a result of changing regulation and technology, the Company believes it is well situated to take advantage of these trends.

Legislative and Regulatory Matters

     The competitive evolution of the telecommunications industry has resulted in changing regulatory framework. In general, state regulatory agencies exercise authority over the prices charged for the provision of local telephone and intrastate long distance services and over the quality of service provided, the issuance of securities, the construction of facilities and other matters. Each of Frontier's local telephone service companies is regulated by the public utility regulatory agency of the state in which that company provides local telephone service and by the Federal Communications Commission ("FCC"). To a lesser extent, the Company's long distance business is also subject to FCC and state jurisdiction.

(a) Telecommunications Act of 1996. The Telecommunications Act of 1996 ("Telecommunications Act") was enacted on February 8, 1996. This landmark legislation significantly modified the Communications Act of 1934 and established a framework for increased competition in the local and long distance segments of the Company's business. The Company views this legislation as favorable to its operations because Frontier has been able to enter new markets to provide local service as a CLEC, as well as derive other benefits from the elimination of barriers to competition. In addition to its established local telephone and long distance base, Frontier companies have been authorized to provide competitive local services in 21 states as of December 31, 1997 and has commenced operations in 15 of these states. The Telecommunications Act incorporated many aspects of the Open Market Plan initiated by the Company in Rochester, New York in 1993 and implemented in 1995. Rochester, New York is the location of the Company's largest telephone operation. The Company believes its experience in providing integrated services and its experience with the Rochester, New York Open Market Plan provides it with a competitive advantage.

     On August 8, 1996, the FCC released a First Report and Order (the "First Report and Order") in a core rulemaking proceeding to implement the Telecommunications Act. The First Report and Order established guidelines to promote local competition, affecting the Company and all other competitors in local telecommunications markets. On July 18, 1997, the U.S. Circuit Court of Appeals for the Eighth Circuit reversed portions of the First Report and Order that provided for pricing based primarily on forward looking, rather than historical costs, and that would have provided the FCC with substantially more authority over the compliance by local telephone companies with provisions of the Telecommunications Act. On January 22, 1998, the same court issued a mandate compelling adherence to the decision. The FCC's action is subject to reconsideration and to further appellate review. On January 23, 1998, the U.S. Supreme Court agreed to review this case. The case will be heard in late 1998 or early 1999.

     The Act also requires the FCC to restructure the manner in which universal service support payments are established and distributed. On May 7, 1997, the Commission substantially adopted the recommendation of a Federal-State Joint Board released on November 8, 1996 with respect to universal service. The FCC's order increased the amount of financial support to be dedicated to universal service programs. The Commission has released numerous subsequent orders that have modified its original decisions, including two which have recalculated the amount of support to be collected in 1998. These actions are subject to reconsideration and appeal.

     On May 16, 1997, the Commission adopted an order that substantially modified the structure by which local exchange carriers are compensated for access to and use of their networks. This order was implemented effective January 1, 1998. In general, this order encouraged the recovery in fixed charges of some costs that had previously been recovered by local telephone companies in usage-based charges. Competitors have reacted in different and widely varying ways to this order. The Company believes that its response is competitive and that it was not disadvantaged by the order. Both of these orders are subject to the possibility of Commission modification in light of market impacts and are pending judicial review proceedings.

     On October 9, 1997, the FCC ordered carriers that receive "dial around" calls from payphones (certain calls sent without coins, such as 800 or other calls with special access codes) to compensate payphone owners at the rate of
28.4 cents per completed call. The per-call compensation rate became effective retroactive to October 7, 1997. The FCC is still considering how it will address the payphone operator compensation issue for the preceding eleven month period. The Company intends to pursue challenges to this FCC order along with other carriers. However, the Company has also taken action to assess a surcharge to recover the amount of the compensation ordered and related costs. This is consistent with the action taken by most other long distance providers that handle similar calls through payphones. The Company cannot predict the ultimate outcome of any of these FCC proceedings.

     On December 31, 1997, a judge of the United States District Court for the Northern District of Texas issued an opinion that found certain sections of the Telecommunications Act that imposed conditions on entry by some of the Bell Operating Companies into certain lines of business, including the long distance business, to be unconstitutional. A number of additional parties asked the Court to stay its decision pending further judicial review. On February 12, 1998, the court granted a stay of the December 31, 1997 ruling until an appeal is heard. This decision, if ultimately upheld, will likely have significant impact on the domestic long distance business. However, the Company has evaluated issues related to the Bell Operating Companies' provision of long distance services, and believes that it is well-positioned to offer services to, and also to compete against them in the Company's target markets.

(b) State Proceedings -- General. A number of states in which the Company has local or long distance operations are conducting proceedings related to the ground rules under which carriers may operate in an increasingly competitive environment. The issues that the regulatory agencies are examining include unbundling of local network elements, local interconnection obligations, dialing parity for intra-LATA (or short-haul) toll traffic, local number portability, resale of local exchange service and universal service. The Telecommunications Act has begun to have an effect on the timing and outcome of proceedings in many states, as state commissions have begun to make decisions and to review their prior actions in light of the Telecommunications Act. The Company cannot, at this time, predict how these proceedings will ultimately be resolved, nor when decisions will be forthcoming.

(c) Open Market Plan. The Company began its fourth year of operations under the Open Market Plan in January 1997. The Open Market Plan promotes telecommunications competition in the Rochester, New York marketplace by providing for (1) interconnection of competing local networks including reciprocal compensation for terminating traffic, (2) equal access to network databases, (3) access to local telephone numbers, (4) service provider telephone number portability, and (5) certain wholesale discounts to resellers of local services. The inherent risk associated with opening the Rochester market to competition is that some customers are able to purchase services from competitors, which may reduce the number of retail customers and potentially cause a decrease in the revenues and profitability for the Company. Increased competition may also lead to additional price decreases for services, adversely impacting the Company's margins. However, results since implementation of the Open Market Plan indicate that a stimulation of demand in the use of the network and new product revenue may offset the losses of some retail customers. An additional positive feature of the Open Market Plan provides that the Company can retain additional earnings achieved through operating efficiencies. Previously, these earnings would have been shared with customers. After three years of operating in a competitive marketplace, the Rochester local exchange carrier retains a market share of approximately 98% of wholesale and approximately 95% of retail local service access lines in the Rochester, New York operating territory.

     During the seven year period of the Open Market Plan, rate reductions of $21.0 million (the "Rate Stabilization Plan") will be implemented for Rochester area consumers, including $15.0 million of which occurred through 1997, and an additional $1.5 million which commenced in January 1998. Rates charged for basic residential and business telephone service may not be increased during the seven year period of the Plan. The Company is allowed to raise prices on certain enhanced products such as caller ID and call forwarding.

     Management believes there are significant market and business opportunities associated with the Company's Open Market Plan. However, there are also uncertainties associated with the Open Market Plan. In the Company's opinion, the most significant risks relate to increased competition in the Rochester, New York market, the risk inherent in the Rate Stabilization Plan.

     There can be no assurance that the changing regulatory environment will not have a negative impact on the Company.

Dividend Policy

     The Open Market Plan prohibits the payment of dividends by the Company's subsidiary, Frontier Telephone of Rochester, Inc. ("FTR") to Frontier if (i) FTR's senior debt is downgraded to "BBB" by Standard & Poor's ("S&P"), or the equivalent rating by other rating agencies, or is placed on credit watch for such a downgrade, or (ii) a service quality penalty is imposed under the Open Market Plan. Dividend payments to Frontier also require the Company's directors to certify that such dividends will not impair FTR's service quality or its ability to finance its short and long-term capital needs on reasonable terms while maintaining an S&P debt rating target of "A".

     In 1996, FTR failed to achieve the service quality levels required by the Open Market Plan. On December 19, 1996, pursuant to the Open Market Plan, FTR requested the New York State Public Service Commission ("NYSPSC") staff to exclude certain months from the calculation used to measure service quality, due to operating conditions considered by management to be abnormal and beyond FTR's control. In April 1997, FTR received notice from the NYSPSC that its request for a waiver of certain conditions in the Open Market Plan related to service quality results was denied. The NYSPSC's ruling has resulted in a temporary restriction on the flow of cash dividends from FTR to Frontier and a refund to FTR's customers of $.9 million. Reserves sufficient to cover the refund were established in 1996. On October 22, 1997, the NYSPSC adopted an order requiring FTR to issue refunds of approximately $2.60 per customer. These refunds have been completed at December 31, 1997.

     The temporary restriction of dividend payments to Frontier will remain in place until the NYSPSC is satisfied that FTR's 1997 service levels demonstrate that FTR has rectified the service deficiency. The NYSPSC is currently examining service level data for the period 1993-1997 and may reopen the calculation of service levels for these years. Based on the level of customer complaints to the NYSPSC in 1996 and 1997, FTR will be required to refund approximately $150,000 in early 1998. Reserves sufficient to cover this refund were established in 1997.

Competition

  The telecommunications industry continues to experience significant changes in the competitive landscape. Factors such as industry consolidation, technological advancement, growth in Internet and data applications and changing regulatory framework have created economies of scale for some companies and niche opportunities for others. Frontier is intent on taking advantage of the various business opportunities which competition provides in the markets where it operates as well as in new markets. The Company is addressing competition by focusing on its core business and the markets it serves, divesting non-strategic operations, creating advantages through its infrastructure and sales and customer care philosophies, and by continuing to reduce its cost base to become more efficient.

(a) Long Distance Communications Services. Competition in this line of business is generally based upon pricing, customer service, network efficiencies and reliability, service quality and enhanced service offerings. Frontier views the long distance industry in three tiers. The industry is dominated on a revenue basis by the first tier which is made up of the nation's four largest long distance providers: American Telephone and Telegraph Company ("AT&T"), MCI Telecommunications Corporation ("MCI"), Sprint Communications, Inc. ("Sprint") and WorldCom, Inc. ("WorldCom"). AT&T, MCI, Sprint and WorldCom generate more than 85% of the nation's domestic and international long distance revenue. WorldCom has announced its intent to acquire MCI in 1998. If completed, this merger would create the country's second largest long distance carrier with annual revenue exceeding $25 billion. Frontier is positioned at the top of the second tier with two other companies each with annual revenues believed to be more than $1 billion. The third tier consists of more than 300 companies with annual revenues of less than $1 billion each, the majority below $50 million each. The Company targets small to mid-sized business customers and seeks to provide a level of focus and attention to customer service that compares favorably with what its larger competitors offer to large commercial customers. Frontier believes that it is one of a small number of long distance companies with the ability to offer high quality integrated local and long distance services to small to mid-size business customers on a nationwide basis. A number of the Company's competitors are primarily regional in nature, limited by the size of their transmission systems, dependent on other parties for their billing services, or offer only basic long distance services.

  The Regional Bell Operating Companies ("RBOC") are continuing to take actions to meet the Telecommunications Act's "checklist" for entry into the long distance market. To date, several applications for entry have been rejected by the FCC. Other applications are pending before regulatory agencies.

  The Company recognizes that a benefit of continuing growth is that it will be able to compete effectively in the changing telecommunications industry and avail itself of greater economies of scale and scope in its transport and local access facilities and in its back office operations.

(b) Local Communications Services. The Company faces many competitors in the provision of equipment and facilities used in connection with its local exchange networks, as this market has been competitive for many years. The market for the provision of local services itself is now competitive in Rochester, New York as a result of the Open Market Plan, and the Telecommunications Act is likely to result in significantly greater competition in other markets. In the Rochester market, several competitors have entered the local exchange business initially as "resellers" of the Company's service as the Open Market Plan enables customers to choose their service provider. Frontier's own subsidiary, Frontier Communications of Rochester ("FCR"), operates in this fashion. Several companies operating as competitive facilities-based local exchange providers are also active in the Rochester marketplace. The Company believes that it holds approximately 95% of the retail market share there as of December 31, 1997, which is relatively consistent with the prior year. CLEC activity is believed to be minimal in the Company's other telephone properties.

  Long distance companies largely access their end user customers through interconnection with local exchange companies. These long distance companies pay
access fees to the local exchange companies for this service.   The provision of
access services in Rochester by FTR and elsewhere is considered to be competitive, and the Company has responded with price changes that meet the demands in its individual market areas.

Long Distance Communications Services

General

  The Company is the nation's fifth largest long distance company. The long distance segment provides domestic and international voice, data and video communications service primarily to small to mid-size business customers, carrier customers and targeted consumer markets. Results for this segment also include CLEC services. CLEC services are currently available in 15 states, providing the Company with the ability to offer integrated local and long distance telephone service to approximately 40% of the United States population. The acquisition of GlobalCenter is expected to assist the Company in responding to changes in the nature of calling, expanded use of the Internet and growth of data transmission.

  The Company operates its own switches, develops and implements its own products, monitors and deploys its transmission facilities and prepares and designs its own billing and reporting systems. The Company focuses primarily on commercial accounts and certain targeted consumer markets. In this segment, calling volume consists primarily of calls made during normal business hours, which command peak-hour pricing. The Company's residential subscribers tend to make most of their calls in the evening and on weekends, when business usage is lowest.

Products and Services

  The Company provides a variety of integrated telecommunications products and services to commercial and residential subscribers nationwide designed to meet the customer's total communications needs. The bulk of the Company's revenue is derived from outbound and inbound long distance services which are generally marketed under the Frontier name. Many of the Company's integrated products, however, differ from those of competitors due to the level of value-added services the Company offers and the flexibility of product pricing to maintain competitiveness.

  The variety of products and services developed and offered are based upon market driven requirements of the customer including an expectation that services can be integrated. They include: value-added services, pricing, reporting, 800 services, CLEC and data services.

  Value-added Services-The Company's value-added services are aimed primarily at the business subscriber, although the Company also offers products for residential customers. Value-added services provide cost-effective solutions for both simple and complex communications applications and include calling cards, teleconferencing, broadcast fax, voice mail and cellular and paging services.

  The calling card is a personal communication tool that can provide access to teleconferencing, voice mail, information services such as stock quotes and weather information, Flexible Call Routing of toll free service, Call Delivery for immediate or future message delivery, Directory Assistance and Travel Connections to hotel, car and airline reservation systems. Using a calling card, customers can call to any domestic and most international locations from the U.S. or numerous international locations. In addition, the calling card product enables customers to dial 100 frequently called numbers using their own toll free number and a four-digit preprogrammed PIN.

  Frontier Teleconferencing provides a way for three or more people at different locations to participate in a joint discussion. Several options are available:
800 Meet-Me, Dial-Out or Dial-In via a Frontier calling card. Broadcast Fax enables the user to fax a single document to multiple locations at the same time and is designed for the larger fax user who regularly sends information to an established list.

  Voice Mail Plus with Fax Mail provides an efficient means of always being accessible (through the use of outcall or pager notification) and never missing important calls. With an individual toll-free number, a customer can: save, delete or forward fax and voice messages to other Voice Mail Plus users or change greetings all on one call. Customers can also store a fax or automatically print it at a designated fax machine.

  The Company offers cellular and paging services to both commercial and residential customers on a single invoice to complement the customer's long distance services. Cellular services are offered in 189 markets through strategic partnerships with major cellular carriers. The Company believes this multi-market coverage offers significant value to customers with multiple locations and high mobility needs. Expansion into additional markets and new digital technologies is being pursued for future development.

  The Company also offers nationwide numeric paging through personal toll free numbers. When coupled with the Flexible Call Routing feature, nationwide paging creates a robust travel application. Local paging service is also available in selected local franchise markets.

  The Company's toll free services are offered primarily to business customers on a single invoice, although several residential products are available. In addition to basic 800/888 toll-free applications, the Company offers MultiPoint, which allows customers to terminate calls in different locations based on the four-digit Personal Identification Number (PIN) the caller enters; GlobalPoint international service, which completes calls originating in over 40 countries; and Flex Connect 800, a fractional service which allows multiple residential customers to reach different terminating locations utilizing a four-digit security PIN. The Company also provides a robust line of routing features such as Flexible Call Routing, which allows customers to change where calls terminate based on their need; routing and blocking enhancements determined by the area code, area code and exchange or full ten-digit telephone number of the caller; time of day and day of week routing; and percent call allocation.

  Toll free services also include Interactive Voice Response (IVR) services, including TargetLine, a call prompter that routes callers either by menu options or prompting them to enter digits for extension routing; InstaLink, a dealer locator routing callers based upon their area code and exchange or zip code; and PassPort, a network based host interface IVR solution.

  Pricing-Customers subscribe to various products which determine the price per minute that they pay on their outbound or inbound long distance calls. Rates typically vary by the volume of usage, the distance of the calls, the time of day that calls are made, the region that originates the call and whether or not the product is being provided on a promotional basis.

  Reporting Services-The Company offers a variety of billing options and media aimed primarily at business customers. When a new commercial account is opened, the customer is offered the opportunity to custom design the format of its
reports.   The Company also offers customers graphic reports of traffic patterns on a nationwide basis by state, within state by area of dominant influence ("ADI") and within ADI by zip code. The Company believes these services are useful to certain customers for direct response advertising and customer service applications. The Company also offers its proprietary personal computer reporting service, known as expressview, which allows customers to design their own reports, prepare separate itemized bills, do mark-up reporting and generate numerous other customer reports.

  800 Services-These services include area code blocking and routing; time of day routing; Home Connection 800, a fractional 800 service which allows residential customers to access 800 service utilizing a four-digit security PIN; Multi-Point 800 service, which allows customers to use accounting codes on an 800 number or route a single 800 number to numerous locations simultaneously; Follow-Me 800, which allows customers to change call routing and TargetLine 800, which routes calls to the closest location a customer identifies and provides custom prompts based upon a customer specific database.

  CLEC Services-The Company provides competitive local telephone service bundled with the Company's other long distance services through its CLEC product offering. The CLEC offering is provided either using the Company's local switching equipment in locations where it is available or on a resale basis. As of December 31, 1997, the Company was providing local services as a CLEC, combined with a complete range of long distance products in 15 states across the country. As of the end of 1997, Frontier was serving in excess of 100,000 access lines ("ANIs"), nationwide, predominantly through resale, in markets where it is not the incumbent local exchange carrier. The Company has switches in New York, Minneapolis and Boston and has plans to install approximately 10 additional switches in 1998. The switches are being placed in cities located on or near the Company's fiber optic network, which will provide Frontier with the opportunity to expand its offerings of facilities based local and long distance services into additional markets and insure maximum efficiency and cost effectiveness. Frontier's objective for 1998 is to have the capability to offer local services in 30 to 35 states, covering 65% to 70% of the population of the United States.

  Data Services-The Company's data services products target small to mid-sized businesses. Data services currently include analog and digital private lines, frame relay and dial-up Internet. In February 1998, the Company acquired GlobalCenter, a provider of Internet, data and digital distribution services. The acquisition of GlobalCenter will accelerate Frontier's ability to provide data services. During 1998, Frontier is planning to expand its current data services product set to include four additional categories of data services:
Network, Managed, Applications and Integration Services. Network Services are the means to transport data from one location to another. It provides the customer with the cost efficiencies of a public Internet network and the security of a private network. Product offerings within this service category include dedicated private lines, Integrated Services Digital Network ("ISDN"), frame relay, dial-up and dedicated Internet. Managed Services provide administrative, maintenance and problem management of the customer's data network and ensures successful delivery of this data. Applications Services are outsourced applications hosted by the service provider and integrated into both public and private networks which enable the customer to access the application at all times. Product offerings within this category include content management, integrated messaging, web site hosting and media distribution. Integration Services are a combination of consulting services and professional expertise aimed at providing customers with the design and implementation of customized data services.

Transmission

  The Company endeavors to have sufficient switching capacity, local access circuits, and long distance circuits at and between its network switching centers to permit subscribers to obtain access to the switching centers and its long distance circuits on a basis which exceeds industry standards regarding clarity, busy signals or delays.

  The network currently utilizes a variety of transmission circuits to complete long distance calls. The Company's SONET based fiber optic network build, started in October 1996, will reduce the number of transmission facilities leased and provide for a more dependable and cost-effective transmission system. Currently, fiber optic facilities have been completed in Texas, California, Nevada, Utah, Colorado, Kansas, Missouri, Ohio, Pennsylvania, New York, Illinois and Wisconsin. Completion of the SONET network is expected by year end 1998.

  In addition to the fiber optic transmission circuits, the network is comprised of digital microwave systems located in California, New York and Pennsylvania for which the Company holds FCC licenses, and facilities that have been leased on a fixed price basis under primarily short-term contracts. While the Company still has a number of longer term lease contracts, these contracts have annual "mark-to-market", "circuit portability", and "commitment buy-out" clauses.
These provisions function to keep the price the Company pays at or near current market rates. An important aspect of the Company's operation is planning the mix of the types of circuits and transmission capacity to be used for each network switching center so that calls are completed on a basis which is cost effective for the Company without compromising prompt service and high quality to subscribers.

  The Company's network switching centers house equipment with varying capacities to meet the anticipated needs of the service origination region(s) served by the center. The equipment used by the Company is, for the most part, designed to permit expansion of its capacity by the addition of standard components. If the maximum capacity of the equipment in any center is reached, the Company replaces it with higher capacity switching equipment and attempts to move the replaced unit to a network switching center in a different service origination region. The Company is dependent upon local telephone companies for installing local access circuits and providing related service when establishing a network switching center. International service is provided through both Company owned direct circuits and through contracts with several international long distance companies to provide high quality international service at competitive rates.

  It is anticipated that the network build scheduled now underway will lower the Company's current cost structure and expand the Company's transmission capabilities. However, the Company cannot definitively project the change in its cost structure nor assure that the network will be fully completed as scheduled or enhance Frontier's ability to grow and successfully compete for new business.

Major Customer

     The Long Distance Communications Services' growth has been impacted by a major customer whose revenue represented 6%, 21% and 14% of long distance revenues in 1997, 1996 and 1995, respectively. In 1996, the Company re-negotiated its contract with this main customer as the customer was planning to install its own long distance switching capacity and diversify its traffic distribution to one or more additional carriers. The migration of the major carrier customer's one-plus traffic was substantially complete as of December 31, 1996. The loss of this customer's one-plus traffic contributed to the reduction in long distance operating income in 1997 and 1996.

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

Local Communications Services

  The Company's Local Communications Services segment comprises the eleventh largest local exchange service provider in the United States. This segment consists of 34 regulated telephone operating subsidiaries in 13 states, serving approximately one million access lines. The local exchange carriers provide local, toll, access and resale services, sell, install and maintain customer premises equipment and provide directory services.

  Since the beginning of 1988, the Company has invested nearly $900 million in upgrading its Local Communications Services' business. Over this period, the Company installed advanced digital switching platforms throughout all of its switching network, making the Company one of a small number in the industry to be served by an all digital network for its local exchange companies.

  Frontier has achieved substantial cost reductions through the elimination of duplicative services and procedures and the consolidation of administrative functions. The Company believes that additional cost reductions may be obtainable from advance switching platforms and outside plant delivery systems. The Company intends to pursue additional gains in productivity by investing in these technologies where feasible, and through reengineering customer service processes.

  Of the 998,000 access lines in service on December 31, 1997, 701,000 were residential lines and 297,000 were business lines. Long distance network service to and from points outside of the telephone companies' operating territories is provided by interconnection with the facilities of interexchange carriers.

  Frontier is pursuing several alternatives to provide expanded broadband capabilities to its customers. To date, the Company has installed over 22,500 miles of fiber optic facilities (over 775 sheath miles) in the Rochester, New York area to provide its customers with enhanced capacity and to position the Company to offer new products. Throughout its Local Communications Services' operations, Frontier has over 36,500 miles of fiber optic facilities in place. The Company provides expanded broadband services to select customers, including video-distance learning arrangements for educational institutions, and access to SONET based fiber optic rings for major business customers. In addition, over 32,000 customers subscribe to Frontier's full-service Internet product.

  The Company operates 60 central office and remote switching centers in Rochester, New York, and a total of 266 central office and remote switching centers in its other telephone territories. During late 1995, management committed to a major switch consolidation plan at its FTR and Frontier Communications of New York subsidiaries. The three-year plan to consolidate host switches and reduce this number by over 60% is projected to improve network efficiency and reduce the cost of maintenance and software upgrades. As of December 1997, the project is progressing as scheduled and ten host switches have been consolidated, representing nearly 80% of the total that will be consolidated. The Company anticipates that the project will be substantially complete by July 1998.

  In connection with its integration strategy, the Company has developed a program known as "Frontier Long Distance", where its local exchange companies
resell Frontier's long distance services.   The Company believes that many
customers prefer the convenience of obtaining their long distance service through their local telephone company and receiving a single bill. Frontier Long Distance is currently offered in the product lines at most of the Company's local telephone exchange companies. The results of "Frontier Long Distance" are included as part of the Long Distance Communications Services segment.

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

Year 2000 Issues

  The Company has developed a plan to ensure that all of its key computer systems will be Year 2000 compliant in advance of December 31, 1999. The plan encompasses all operating properties as well as corporate headquarters. It also includes review and revision, where necessary, of computer applications that directly connect elements of the company's business with customers, suppliers and service providers.

  Implementation of the plan began in 1997 and will continue through 1999. It involves capital expenditures for new software and hardware, as well as spending to modify existing software. In most cases, these systems purchases and modifications will not only provide for Year 2000 compliance, but will also enhance the Company's operations. Many of the changes would have been made in any event, although perhaps on a different timetable.

  The Company does not believe it will face Year 2000 systems problems that could materially impact operations or financial results. Costs of achieving Year 2000 compliance have not been and are not expected to be material to the Company's financial condition or results of operations.

Employees and Labor Relations

  As of December 31, 1997, the Company had 7,444 employees, of which 2,523 were employees of Local Communications Services, 3,858 were employees of Long Distance Communications Services, and 1,063 were employees of other operations. At the Rochester, New York Operating Company, 560 clerical and service workers were represented by the Rochester Telephone Workers Association ("RTWA") and 651 craft and clerical employees were represented by the Communications Workers of America, Local 1170 ("CWA Local"). The union labor contracts are normally negotiated in three year cycles.

  Under the current three-year contract between the Company and the RTWA, effective August 10, 1997, bargaining unit employees will receive a 2.0% general increase on August 16, 1998 and August 15, 1999. On February 12, 1995, February 18, 1996 and February 16, 1997 they received a 1.0% general increase.

     On January 31, 1996, the CWA Local contract expired. The contract negotiations reached an impasse, and the Company implemented the terms of its final offer as of April 9, 1996. Members of the CWA Local ratified a tentative agreement with the Company on April 29, 1997 which contained provisions that differed from the Company's final offer implemented at the time of impasse. The differences between the Company's final offer and the agreement that was subsequently reached and ratified by CWA Local membership are not material. The new agreement provides several operational improvements and will result in a more consistent alignment of benefits with the rest of Frontier. The CWA Local continues to appeal one issue with the National Labor Relations Board related to the declaration of impasse. Hearings on this issue were completed in June, and a decision is anticipated by the second quarter of 1998. This decision may be appealed by either the CWA Local or the Company. The Company cannot predict the final outcome of these matters at this time. The agreement ratified on April 29, 1997 is scheduled to expire in January, 1999.

  The International Brotherhood of Electrical Workers ("IBEW") currently represents 180 employees at three of the Company's New York communications subsidiaries. These subsidiaries are Frontier Communications of New York, Frontier Communications of Sylvan Lake and Frontier Communications of AuSable Valley. The contracts between employees of Frontier Communications of New York and Frontier Communications of Sylvan Lake and the IBEW expired February 13, 1997, and November 9, 1996, respectively. Settlements were reached in December 1997. The contract between employees of Frontier Communications of AuSable Valley and the IBEW expires May 10, 1998.

  The Company cannot predict the final outcome of these matters at this time and there can be no assurance that there will not be a material impact on the results of operations. There can be no assurance that as contracts with the Company's other labor unions expire, successful bargaining of new contract terms will occur.

Risk Factors

     The Company is subject to several risk factors that should be considered by current shareowners and prospective investors. This Report on Form 10-K and the documents incorporated by reference include forward looking statements as described under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those identified in forward looking statements. Forward looking statements are identified by such words as "expects", "anticipates", "believes", "intends", "plans" and variations of such words and similar expressions.

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

     There are significant uncertainties surrounding the introduction of new products and services and the capital expenditures that will be required by the Company to remain in a competitive position. In addition, there are uncertainties surrounding the impact on competition as a result of the enactment of the Telecommunications Act.

     Acquisition Integration

     A growth strategy of the Company over the last few years has been through its long distance acquisition program and internal growth. This growth strategy involves certain operational and financial risks. The operational risks include the possibility that implementation of an acquisition does not provide the economies of scale or synergies anticipated by management. Successful integration and expansion of the Company's network as a result of the acquisitions is dependent on management's ability to anticipate market growth, install facilities, consolidate databases, obtain rights of way and negotiate leases economically and efficiently. The integration of a growing employee base and the elimination of redundant operations and facilities has required and will continue to require significant management resources. Although management's plans are to minimize the risks associated with acquisitions, there can be no assurance that acquired businesses will be assimilated effectively into the Company.

     Contingent Liabilities

     The Company and a number of its subsidiaries are continuously involved in various judicial and administrative proceedings involving matters incidental to the business. Unless otherwise stated specifically, the Company believes that the probable outcome of any of these matters, or the combination of all of the matters, will not have a material adverse effect on the Company's consolidated results of operations or financial position. However, there can be no assurance that the resolution of these matters will not be contrary to management's expectations.

ITEM 2.  PROPERTIES

  The Company's Long Distance Communications Services segment owns property which includes: fiber optic and copper cable, switching equipment, microwave equipment, real estate and miscellaneous office and work equipment. The Company's long distance segment also leases facilities or transmission capacity from other carriers.

  The Company's Local Communications Services segment owns telephone properties in their respective operating territories which include: connecting lines between customers' premises and the central offices; central office switching equipment; buildings, land and miscellaneous property and customer premise equipment. The central office switching equipment includes digital switches and peripheral equipment. The connecting lines include aerial and underground cable, conduit, poles, wires and microwave equipment. These facilities are located on public streets and highways or on privately owned land. The Company has permission to use these lands pursuant to local governmental consent or lease, permit, franchise, easement or other agreement.

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

     The consent decree concerned the clean-up of an environmental Superfund site located in Cortland, New York. It is alleged that the corporate defendants disposed of hazardous substances at the site and are therefore liable under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). On November 21, 1997, the EPA issued a Proposed Remedial Action Plan" ("PRAP"). In the PRAP, the EPA outlined four alternative plans for remediating the site. Total cost estimates for those alternatives range from $.5 million to $20 million. The alternative preferred by the EPA has an estimated cost of $3 million. The Company is presently evaluating the PRAP and will be consulting with the other defendants about a joint response to plaintiffs. There has been no allocation of liability as among or between the plaintiffs or defendants.
The extent to which plaintiffs can recover any of these costs from the defendants, including FNS, will be determined at trial or through negotiation among the parties.

     Since February 1994, a significant number of former American Sharecom, Inc. ("ASI") shareholders have filed and amended several and various complaints in Hennepin County (Minnesota) District Court. Included among the defendants are ASI, its former principal shareowners, Steven Simon and James Weinert, and Frontier. These suits allege generally that Simon and Weinert, with and through ASI, embarked upon a scheme to gain control of ASI and acquire all of its stock through common law fraud, breach of fiduciary duty and certain violations of the Minnesota Business Corporation Act. This Act requires shareowners in a closely held corporation to act fairly toward one another and refrain from misappropriation. Another action by a few former ASI shareholders who dissented from the cashout merger that finally took ASI private is pending in federal court in Minnesota. The federal lawsuit asserts RICO claims in addition to state common law and statutory violations. The claims against Frontier maintain only that Frontier controls the disposition of the restricted Frontier stock which was issued to Simon and Weinert in connection with the acquisition of ASI and that such stock should be held in trust for the benefit of the plaintiffs. At this time Simon and Weinert have negotiated settlements with the majority of former ASI shareholders who had asserted claims.

     Although it is too early to determine the outcome of the remaining suits that have not settled, Frontier, ASI and the other defendants each are contesting the claims. In connection with the acquisition of ASI by Frontier, Simon and Weinert agreed to indemnify and defend the Company for these claims.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange (Symbol
- FRO).The specific information required by this item is as follows:

                                                             1997             1996             1995
                                                                             -------          -------
                                           Quarter   High     Low     High     Low     High     Low
                                           -------  ------  -------  ------  -------  ------  -------
Highest and lowest
market prices for the                      1st      $23.25  $ 17.75  $33.25  $ 28.25  $23.38  $ 19.25
stock by quarter:                          2nd       20.50    15.38   33.38    27.75   24.13    19.63
                                           3rd       24.19    19.00   31.25    25.88   28.63    23.75
                                           4th       25.00    20.00   31.88    19.88   30.00    25.50

Common stock                               1st              $ .2175          $ .2125          $ .2075
dividends declared                         2nd              $ .2175          $ .2125            .2075
per share:                                 3rd              $ .2175          $ .2125            .2075
                                           4th              $ .2225          $ .2175            .2125
                                                            -------          -------          -------

Total Dividends per Year                                     $.8750          $ .8550          $ .8350

Number of Shareowners  (at December 31)

     Individuals                                             28,432           29,697           26,184
     Brokers, nominees and institutions                         522              509              453
                                                            -------          -------          -------
     Total Shareowners                                       28,954           30,206           26,637

     On March 2, 1998, the closing price for the Company's stock was $27.75 per share as published in the Wall Street Journal.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item should be read in conjunction with the consolidated financial statements and related notes included in Item 14 contained herein. Historical earnings per share have been restated to conform with the provisions of Financial Accounting Standards Board Statement No. 128, and is as follows (in thousands, except per share data):

                                            1997        1996         1995         1994         1993
                                         ----------  -----------  -----------  -----------  -----------

Revenues...............................  $2,352,886  $2,575,569   $2,143,691   $1,667,545   $1,437,448
Income from Continuing Operations
 (before Extraordinary Items and
 Cumulative Effect of Changes in
 Accounting Principles)................  $   54,562  $  217,944   $  144,768   $  187,254   $  128,644
Consolidated Net Income................  $   54,562  $  209,926   $   22,083   $  180,057   $  121,154

Basic Earnings per Common Share:
Income before Extraordinary Items and
 Cumulative effect of Changes in
 Accounting Principles.................  $      .33  $     1.34   $      .95   $     1.25   $      .94
Extraordinary items....................         ---         ---         (.80)         ---         (.05)
Cumulative Effect of Changes
 in Accounting Principles..............         ---        (.05)        (.01)        (.04)         ---
Earnings per Common Share-Basic........  $      .33  $     1.29   $      .14   $     1.21   $      .89

Diluted Earnings per Common Share:
Income before Extraordinary Items and
 Cumulative effect of Changes in
 Accounting Principles.................  $      .33  $     1.32   $      .89   $     1.15   $      .83
Extraordinary items....................         ---         ---         (.75)         ---         (.05)
Cumulative Effect of Changes
 in Accounting Principles..............         ---        (.05)        (.01)        (.04)         ---
Earnings per Common Share-Diluted......  $      .33  $     1.27   $      .13   $     1.11   $      .78


Cash Dividends Declared per
 Common Share..........................  $    0.875  $    0.855   $    0.835   $    0.815   $   0 .795

Total Assets...........................  $2,475,150  $2,221,520   $2,108,592   $2,060,794   $1,721,545

Long-Term Debt.........................  $  930,467  $  675,043   $  618,867   $  661,549   $  581,707

ITEM 7. MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

          The information required by this item is presented in pages 13 through 24 of the Company's 1997 Annual Report to Shareowners which is Exhibit 13.1 to this Form 10-K, and is incorporated by reference into this Item 7.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of Price Waterhouse LLP, dated January 26, 1998, is presented on pages 25 through 45 of the Company's 1997 Annual Report to Shareowners, which is Exhibit 13.1 to this Form 10-K and is incorporated by reference into this Item 8.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

  The information required by this item for the Directors of Frontier Corporation is presented on pages 1 through 4 of the definitive proxy statement provided to shareowners on or about March 13, 1998 in connection with the Annual Meeting of Shareowners to be held April 29, 1998, which is Exhibit 99 to this Form 10-K and is incorporated by reference into this Item 10. Exhibit 99 consists of the Notice of Annual Meeting and the Company's Proxy Statement for the April 29, 1998 Annual Meeting of Shareowners.

Executive Officers

  Certain information is set forth below regarding the Executive Officers of the Company as of March 16, 1998. Each Officer serves for a period of one year or until a successor is elected.

                                                                 Other Positions Held
       Name                    Position and                         During the Past
       (Age)                   Offices Held                           Five Years
       -----                   ------------                      --------------------
Robert L. Barrett (56)        Executive Vice                From May 1995 to March 1996 he was
                              President and                 Executive Vice President and Chief
                              President of                  Technology Officer of Banc One
                              Network Systems &             Corporation/1/.  From May 1991
                              Services since                to May 1995 he was President
                              March 1996                    and Chief Operating Officer of
                                                            Banc One Services Corporation./1/

David R. Carey (44)           Senior Vice                   From December 1995 to March
                              President,                    1997 he was Chief Executive
                              Marketing                     Officer and President of LG&E
                              since                         Natural Inc. From January 1994
                              October 1997                  to December 1995 he was Senior
                                                            Vice President - Operations of
                                                            Louisville Gas & Electric Co./2/ From
                                                            December 1991 to December 1993 he was
                                                            Vice President and General Manager of
                                                            Louisville Gas & Electric Co.

Jeremiah T. Carr (54)         Executive Vice                From May 1995 to January 1997 he
                              President                     was Senior Vice President.
                              and President -               From January 1995 to May 1995
                              Frontier Operations           he was President and
                              since January 1997            Chief Executive Officer of
                                                            Rochester Telephone Corp.,
                                                            and President Telephone Group.
                                                            From November 1993 to December
                                                            1994 he was Corporate Vice President
                                                            and President - Telephone Group.
                                                            From February 1992 to November
                                                            1993 he was Corporate Vice President
                                                            and President Telephone Operations.

Joseph P. Clayton (48)        Chief Executive               From June 1997 to August 1997 he
                              Officer and                   was President and Chief Operating
                              President since               Officer. From April 1988 to December
                              August 1997                   1996 he was Executive Vice President-
                                                            Marketing & Sales--Americas & Asia
                                                            of Thomson Consumer Electronics./3/

James G. Dole (39)            Senior Vice                   From June 1996 to October 1997 he
                              President and                 was Vice President and Controller.
                              Controller since              From January 1995 to June 1996 he
                              October 1997                  was Vice President - Business
                                                            Development.  From November 1993
                                                            to January 1995 he was Corporate
                                                            Strategic Planning Director.  From
                                                            September 1992 to November 1993 he
                                                            was Corporate Business Planning
                                                            Director.

Joseph Enis (53)              Treasurer since               From June 1994 to December 1994
                              January 1995                  he was Director of Finance.  From
                                                            1992 to June 1994 he was Treasurer of
                                                            National Service Industries./4/  From
                                                            1984 to 1992 he was Treasurer of
                                                            Cyclops Industries./5/

Douglas T. Hickey (42)        Senior Vice                   From July 1996 to February 1998
                              President and                 he was a Director and CEO of
                              President - Frontier          GlobalCenter, Inc.  From December
                              GlobalCenter since            1994 to July 1996 he was President
                              February 1998                 of MFS Datanet, Inc., a subsidiary of
                                                            MFS Communications Company, Inc./6/
                                                            From October 1992 to November 1994
                                                            he was General Manager of North
                                                            American Sales and Field Operations
                                                            of Ardis company, a subsidiary of
                                                            Motorola, Inc./7/

Louis L. Massaro (51)         Executive Vice                From August 1995 to May 1996
                              President, Chief              he was Executive Vice President
                              Financial Officer             and Chief Administrative Officer.
                              and Chief                     From December 1994 to August 1995
                              Administrative                he was Corporate Vice President.
                              Officer since May             From February 1993 to December
                              1996 (retired                 1994, he was Corporate Vice President
                              February 26, 1998)            and Treasurer. From September 1991
                                                            to February 1993 he was Corporate
                                                            Vice President and President-
                                                            Rochester Operations.

Martin T. McCue (47)          Senior Vice                   Since July 1997 he serves as
                              President and                 General Counsel to the Company.
                              General Counsel               From July 1997 to January 1998 he
                              since January 1998            was Vice President and General
                                                            Counsel.  From January 1995 to
                                                            July 1997 he was Corporate Vice
                                                            President - Legal, Planning and
                                                            Regulatory.  From April 1994 to
                                                            January 1995 he was Corporate Vice
                                                            President - Planning & Legal.  From
                                                            December 1993 to April 1994 he was
                                                            Corporate Vice President - Planning.
                                                            From 1986 to December 1993 he was
                                                            Vice President and General Counsel
                                                            of the United States Telephone
                                                            Association.

Donna L. Reeves-Collins (37)  Senior Vice                   From September 1996 to October
                              President and                 1997 she was President - Western
                              President -                   Region Long Distance Sales.  From
                              Frontier Sales since          December 1994 to September 1996 she
                              October 1997                  was President and Chief Operating
                                                            Officer of Upstate Cellular Network (a
                                                            joint venture).  From September 1993
                                                            to December 1994 she was Vice
                                                            President-Consumer Service Long
                                                            Distance.  From August 1991 to
                                                            September 1993 she was Manager -
                                                            Human Resources.

Josephine S. Trubek (55)      Corporate Secretary           From January 1990 to April 1993 she
                              since April 1993              was General Counsel and Secretary.

/1/ Banc One is one of the 10 largest bank holding companies in the U.S. Banc
    One Services Corporation is a subsidiary of Banc One.

/2/ Louisville Gas & Electric Co. is a public utility corporation.

/3/ Thomson Consumer Electronics is a manufacturer of consumer electronics.

/4/ National Service Industries is a public company with businesses in lighting, textile rentals and specialty chemicals.

/5/ Cyclops Industries is a public manufacturer of specialty steels and curtainwall systems.

/6/ MFS Communications Company, Inc. is a provider of communications services.

/7/ Motorola, Inc. is a provider of wireless communications, semiconductors, and advanced electronic systems, components and services.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is presented on pages 3 through 4 of the Company's Proxy Statement (which was provided to shareowners on or about March 12, 1998 in connection with the Annual Meeting of Shareowners to be held on April 29, 1998) under the caption "Compensation of Directors" and on pages 6 through 14 under the captions "Report of Committee on Management," "Performance Graph," "Compensation of Company Management," and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," and is incorporated by reference into this Item 11. The Company's Proxy Statement is found at Exhibit 99 to this Form 10-K. Exhibit 99 consists of the Notice of Annual Meeting and the Company's Proxy Statement for the April 29, 1998 Annual Meeting of Shareowners.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is presented in the "Management and Directors Stock Ownership Table as of February 10, 1998" and the "Stock Ownership of Certain Beneficial Owners Table as of December 31, 1997" under the caption "Stock Ownership of Management, Directors and Certain Beneficial Owners" on pages 4 through 5 of the definitive Proxy Statement for the Annual Meeting of Shareowners to be held April 29, 1998, and is incorporated by reference into this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is presented under the sub-caption "Employment Contracts" on pages 13 through 14 of the Definitive Proxy Statement for the Annual Meeting of Shareowners to be held April 29, 1998 and is incorporated by reference into this Item 13.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) 1.  Index to Financial Statements
                                                                        Page*
                                                                        -----
        Report of Management                                               25
        Report of Audit Committee                                          25
        Report of Independent Accountants                                  25
        Business Segment Information                                       26
        Consolidated Statements of Income                                  27
        Consolidated Balance Sheets                                        28
        Consolidated Statements of Cash Flows                              29
        Consolidated Statements of Shareowners' Equity                     30
        Notes to Consolidated Financial Statements                      31-45
        Report of Ernst & Young LLP                                        46**

        *Pages 25 through 45 are incorporated by reference from the indicated pages of the 1997 Annual Report to Shareowners.

         **Set forth herein.

    2. Financial Statement Schedule for the years ended December 31, 1997, 1996 and 1995:

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

(b) Reports on Form 8-K

    The Company filed the following report during the quarter ended December 31, 1997:

    SEC Filing Date       Item No.        Financial Statements
    ---------------       --------        --------------------

    October 14, 1997         5                   None

    The Company filed the following report(s) subsequent to the quarter ended December 31, 1997 through March 27, 1998:

    SEC Filing Date       Item No.        Financial Statements
    ---------------       --------        --------------------

    January 30, 1998         5                   None
    March 2, 1998            5                   None

(c) Refer to Item 14(a)(3) above for Exhibits required by Item 601 of Regulation S-K.

(d) Schedules other than set forth in response to Item 14(a)(2) above for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       REPORT OF INDEPENDENT ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and
Shareowners of
Frontier Corporation


Our audits of the consolidated financial statements referred to in our report dated January 26, 1998 appearing on page 25 of the 1997 Annual Report to Shareowners of Frontier Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. We did not audit the Financial Statement Schedule of ALC Communications Corporation, a wholly owned subsidiary, which statement reflects valuation and qualifying accounts and reserves of $40,078,000 at December 31, 1995. That Financial Statement Schedule was audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for ALC Communications Corporation, is based solely on the report of the other auditors. In our opinion, based on our audits and the report of other auditors, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/Price Waterhouse LLP
-----------------------
PRICE WATERHOUSE LLP
January 26, 1998
Rochester, New York

                         REPORT OF INDEPENDENT AUDITORS




Board of Directors
ALC Communications Corporation


We have audited the financial statements of ALC Communications Corporation (ALC) as of December 31, 1995 and for the year then ended, and have issued our report thereon dated January 17, 1996. Our audits also included Schedule II of ALC (not presented separately herein) which is included in the related schedule of Frontier Corporation in its Annual Report on Form 10-K for the year ended December 31, 1995. This financial statement schedule is the responsibility of ALC management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule of ALC referred to above, when considered in relation to the ALC basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/Ernst & Young LLP
--------------------
Ernst & Young LLP
January 17, 1996
Detroit, Michigan

FRONTIER CORPORATION
    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND
    RESERVES FOR THE YEAR ENDED DECEMBER 31, 1997
    (Table 1 of 3)


In thousands of dollars



                                                    Additions
                                              ----------------------
                                  Balance at  Charged to  Charged to
                                  beginning   costs and     other                          Balance at
     Description                   of year     expenses    accounts       Deductions       end of year
     -----------                  ----------  ----------  ----------      ----------       -----------
Reserve for uncollectible
accounts                          $30,911     $51,720     $3,488/(1)/     $63,390/(2)/     $22,729
                                  =======     =======     ======          =======          =======
Deferred tax asset valuation
allowance                         $19,461          $0         $0          $ 3,688          $15,773
                                  =======          ==         ==          =======          =======
Acquisition related reserves      $40,796          $0         $0          $36,598          $ 4,198/(3)/
                                  =======          ==         ==          =======          =======
Restructuring reserves                 $0     $43,000         $0          $26,800          $16,200/(4)/
                                       ==     =======         ==          =======          =======

/(1)/ Primarily recoveries of uncollectible accounts.
/(2)/ Uncollectible accounts written off.
/(3)/ Included primarily in "Property, plant, and equipment" in the Consolidated
      Balance Sheets.
/(4)/ Included primarily in "Other liabilities" in the Consolidated Balance
      Sheets.

FRONTIER CORPORATION
    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND
    RESERVES FOR THE YEAR ENDED DECEMBER 31, 1996
    (Table 2 of 3)


In thousands of dollars



                                                    Additions
                                              ----------------------
                                  Balance at  Charged to  Charged to
                                  beginning   costs and     other                          Balance at
     Description                   of year     expenses    accounts       Deductions       end of year
     -----------                  ----------  ----------  ----------      ----------       -----------
Reserve for uncollectible
accounts                          $28,515     $74,452     $5,183/(1)/     $77,239/(2)/     $30,911
                                  =======     =======     ======          =======          =======
Deferred tax asset valuation
allowance                         $23,887          $0         $0          $ 4,426          $19,461
                                  =======          ==         ==          =======          =======
Acquisition related reserves      $83,149          $0         $0          $42,353          $40,796/(3)/
                                  =======          ==         ==          =======          =======

/(1)/ Primarily recoveries of uncollectible accounts.
/(2)/ Uncollectible accounts written off.
/(3)/ Included primarily in "Property, plant, and equipment" in the Consolidated
      Balance Sheets.

FRONTIER CORPORATION
    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND
    RESERVES FOR THE YEAR ENDED DECEMBER 31, 1995
    (Table 3 of 3)


In thousands of dollars


                                                    Additions
                                              ----------------------
                                  Balance at  Charged to  Charged to
                                  beginning   costs and     other                          Balance at
     Description                   of year     expenses    accounts       Deductions       end of year
     -----------                  ----------  ----------  ----------      ----------       -----------
Reserve for uncollectible
accounts                          $11,407     $ 36,655    $24,986/(1)/     $44,533/(2)/     $28,515
                                  =======     ========    =======          =======          =======
Deferred tax asset valuation
allowance                         $28,500          $0     $ 7,950/(3)/     $12,563          $23,887
                                  =======          ==     =======          =======          =======
Acquisition related reserves           $0     $114,239        $0           $31,090          $83,149/(4)/
                                       ==     ========        ==           =======          =======

/(1)/ Primarily recoveries of uncollectible accounts.
/(2)/ Uncollectible accounts written off.
/(3)/ Balances added through acquisitions.
/(4)/ Includes primarily in "Other liabilities" and "Property, plant and equipment" in the Consolidated Balance Sheets.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FRONTIER CORPORATION
                                 (Registrant)

                             By: /s/ Joseph P. Clayton
                                 ---------------------------
                                     Joseph P. Clayton
                                     Chief Executive Officer
                                     and President
                                     Date: March 23, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Joseph P. Clayton               By: /s/ James G. Dole
    ---------------------------             ---------------------------
        Joseph P. Clayton                       James G. Dole
        Chief Executive Officer,                Senior Vice President and
        President and Director                  Controller
        Date: March 23, 1998                    (principal financial and
                                                accounting officer)
                                                Date: March 23, 1998


              *                                        *
-------------------------------         -------------------------------
Patricia C. Barron                      Raul E. Cesan
Date: March 23, 1998                    Date: March 23, 1998

              *                                        *
-------------------------------         -------------------------------
Brenda E. Edgerton                      Jairo A. Estrada
Date: March 23, 1998                    Date: March 23, 1998

              *                                        *
-------------------------------         -------------------------------
Michael E. Faherty                      Daniel E. Gill
Date: March 23, 1998                    Date: March 23, 1998

              *                                        *
-------------------------------         -------------------------------
Alan C. Hasselwander                    Robert J. Holland, Jr.
Date: March 23, 1998                    Date: March 23, 1998

              *                                        *
-------------------------------         -------------------------------
Douglas H. McCorkindale                 Leo J. Thomas
Date: March 23, 1998                    Date: March 23, 1998

*By: /s/ James G. Dole                  Manually signed powers of attorney for
    ---------------------------         each Director are attached hereto and
         James G. Dole                  filed herewith pursuant to Regulation
         Attorney-in-Fact               S-K Item 601(b)24 as Exhibit 24.

                             FRONTIER CORPORATION
                                 EXHIBIT INDEX

Exhibit
Number     Exhibit Description                Reference
-------    -------------------                ---------
 3.1       Restated Certificate of            Incorporated by reference
           Incorporation dated                to Exhibit 3.1 to Form 10-K
           January 24, 1995                   for the year ended
                                              December 31, 1995


 3.2       Amendment to Restated              Incorporated by reference
           Certificate of Incorporation       to Exhibit 3.2 to Form 10-K
           dated April 9, 1995                for the year ended
                                              December 31, 1995

 3.3       By-Laws                            Filed herewith

 4.1       Copy of Indenture between          Incorporated by reference
           the Company and Manufacturers      to Exhibit 4.12 to Form
           Hanover Trust Company,             10-K for the year ended
           Trustee, dated September 1,        December 31, 1986
           1986

 4.2       Copy of First Supplemental         Incorporated by reference
           Indenture to said Indenture,       to Exhibit 4(b) to
           made by the Company to             Registration Statement
           Manufacturers Hanover Trust        33-32035
           Company, Trustee, dated
           December 1, 1989

 4.3       Copy of 10.46% Non Negotiable      Incorporated by reference
           Convertible Debenture due          to Exhibit 4.14 to Form
           October 27, 2008 from the          10-K for the year ended
           Company to The Walters Trust       December 31, 1988

 4.4       Copy of 9% Debenture due           Incorporated by reference
           August 15, 2021                    to Exhibit 4.16 to Form
                                              10-K for the year ended
                                              December 31, 1991

 4.5       Copy of Indenture between the      Incorporated by reference
           Company and Chase Manhattan        to Exhibit 4.5 to Form
           Bank, N.A. dated August 9,         10-K for the year ended
           1995                               December 31, 1995

 4.6       Copy of Indenture, dated May 21,   Incorporated by reference
           1997 between the Company and       to Exhibit 4.1 to Form 8-K
           Chase Manhattan Bank, NA as        filed May 23, 1997.
           Trustee

  4.7       Copy of Supplemental Indenture between    Filed herewith
            the Company and Chase Manhattan Bank,
            NA as Trustee

 10.1       Copy of Joint Venture                     Incorporated by reference
            Agreement dated March 9, 1993             to Exhibit 10.13 to Form
            by and between Rochester Tel              10-K for the year ended
            Cellular Holding Corporation              December 31, 1992
            and New York Cellular
            Geographic Service Area, Inc.
            together with Exhibit A
            thereto

 10.2       Copy of the Plan for the                  Incorporated by reference
            Deferral of Directors Fees                to Exhibit 10.34 to Form
                                                      10-K for the year ended
                                                      December 31, 1994


 10.3       Copy of the Directors'                    Incorporated by reference
            Common Stock Deferred                     to Exhibit 10.36 to Form
            Growth Plan                               10-K for the year ended
                                                      December 31, 1994

 10.4       Copy of the Management Stock              Incorporated by reference
            Incentive Plan dated                      to Exhibit 10.23 to Form
            April 26, 1995                            10-K for the year ended
                                                      December 31, 1995

 10.5       Executive contract with supporting        Incorporated by reference
            offer letter for Mr. Barrett              to Exhibit 10.25 to Form
                                                      10-Q for the quarter ended
                                                      March 31, 1996

 10.6       Executive contract with supporting        Incorporated by reference
            offer letter and note for Mr. Bennis      to Exhibit 10.26 to Form
                                                      10-Q for the quarter ended
                                                      March 31, 1996

 10.7       Restated Directors                        Incorporated by reference
            Stock Incentive Plan                      to Exhibit 10.27 to Form
            dated April 24, 1996                      10-Q for the quarter ended
                                                      March 31, 1996

 10.8       Employee Stock Option Plan                Incorporated by reference
                                                      to Exhibit 10.28 to Form
                                                      10-Q for the quarter ended
                                                      March 31, 1996


 10.9       IRU Agreement between Qwest               Incorporated by reference
            Communications Corp. and                  to Exhibit 10.11 to Form
            Frontier Communications International     10-K for the year ended
            Inc. dated October 18, 1996.              December 31, 1996
            (CONFIDENTIAL TREATMENT
            REQUESTED FOR CERTAIN PORTIONS
            OF THIS EXHIBIT)

 10.10      Copy of the Restated Supplemental       Incorporated by reference
            Management Pension Plan                 to Exhibit 10.12 to Form
                                                    10-K for the year ended
                                                    December 31, 1996.

 10.11      Copy of the Restated Supplemental       Incorporated by reference
            Retirement Savings Plan                 to Exhibit 10.13 to Form
                                                    10-K for the year ended
                                                    December 31, 1996

 10.12      Form of management contracts            Incorporated by reference
            as amended with each of Messrs.         to Exhibit 10.7 to Form
            Bittner, Massaro, Carr and Gregory      10-K for the year ended
                                                    December 31, 1996

 10.13      Promissory Note for Mr. Bittner         Incorporated by reference
                                                    to Exhibit 10.18 to Form
                                                    10-Q for the quarter ended
                                                    March 31, 1997

 10.14      Medical Expense Reimbursement           Incorporated by reference
            for Mr. Bittner                         to Exhibit 10.19 to Form
                                                    10-Q for the quarter ended
                                                    March 31, 1997

 10.15      Management contract with Mr. Clayton    Incorporated by reference
                                                    to Exhibit 10.20 to Form
                                                    10-Q for the quarter ended
                                                    June 30, 1997

 10.16      Form of management contracts with       Incorporated by reference
            Ms. Reeves-Collins and Mr. Carey        to Exhibit 10.21 to Form
                                                    10-Q for the quarter ended
                                                    September 30, 1997

 10.17      Amendment No. 1 to the Management       Incorporated by reference
            Stock Incentive Plan                    to Exhibit 10.22 to Form
                                                    10-Q for the quarter ended
                                                    September 30, 1997

 10.18      Letter agreement regarding severance    Incorporated by reference
            with Mr. Bennis                         to Exhibit 10.25 to Form
                                                    10-Q for the quarter ended
                                                    September 30, 1997

 10.19      Letter agreement regarding severance    Incorporated by reference
            with Mr. Gregory                        to Exhibit 10.26 to Form
                                                    10-Q for the quarter ended
                                                    September 30, 1997

 10.20      Copy of 1997 Executive Compensation     Filed herewith
            Program

 10.21      Amendment No. 1 to Supplemental         Filed herewith
            Management Pension Plan

 10.22      Executive contract with Mr. Clayton,    Filed herewith
            effective January 1, 1998

10.23        Management contract and promissory note          Filed herewith
             with Mr. Hickey, effective January 14, 1998

10.24        Service Continuation Agreement with              Filed herewith
             collateral documentation with Mr. Massaro, effective December 29, 1997

10.25        Management contract with Mr. McCue,              Filed herewith
             effective January 1, 1998

11           Computation of Diluted                           Filed herewith
             Earnings Per Share

13.1         Specified portions (pages 13                     Filed herewith
             through 45 of the Company's
             Annual Report to shareowners
             for the year ended December 31, 1997)

13.2         Report of Ernst & Young LLP                      Filed herewith

21           Subsidiaries of Frontier                         Filed herewith
             Corporation

23.1         Consent of Independent                           Filed herewith
             Accountants - Price Waterhouse LLP

23.2         Consent of Independent                           Filed herewith
             Accountants - Ernst & Young LLP

24           Power of Attorney for a                          Filed herewith
             majority of Directors naming
             James G. Dole attorney-in-fact

27           Financial Data Schedule                          Filed herewith

99           Proxy Statement for the                          Filed herewith
             Annual Meeting of Shareowners