Form 10-Q
period 1998-03-31
FRONTIER CORP /NY/
filed 1998-05-14
CIK 84567

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

                             or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

   From the transition period from              to ______

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

 $1.00 Par Value Common Stock          171,212,786 shares as
                                       of April 30, 1998

                    FRONTIER  CORPORATION

                          Form 10-Q
                            Index

                                                  Page
                                                  Number
Part I.     FINANCIAL INFORMATION

  Item 1. Financial Statements

          Business Segment Information for
          the three months ended March 31, 1998
          and March 31, 1997                        3

         Consolidated Statements of Income for
         the three months ended March 31, 1998
         and March 31, 1997                         4

         Consolidated Balance Sheets as of
         March 31, 1998 and December 31, 1997       5

         Consolidated Statements of Cash Flows
         for the three months ended
         March 31, 1998 and March 31, 1997          6

         Notes to Consolidated Financial
         Statements                              7-11

  Item 2. Management's Discussion of Results
          of Operations and Analysis of
          Financial Condition                   12-19

Part II.  OTHER INFORMATION

  Item 1. Legal Proceedings                     19-21

  Item 4. Submission of Matters to a
          Vote of Security Holders                 22

  Item 5. Other Information                        22

  Item 6. Exhibits and Reports on Form 8-K         23

  Signatures                                       24

  Index to Exhibits                                25

                   FRONTIER CORPORATION
               Business Segment Information
                        (Unaudited)

                                      3 Months Ended March 31,
In thousands of dollars                 1998              1997
--------------------------------------------------------------
Integrated Services
Revenues                            $449,546          $405,299
Costs and Expenses                   433,353           395,095
--------------------------------------------------------------
Operating Income (Loss):
 Operating Income Before Other
  Charges                         $   16,193        $   10,204
 Other Charges                        (6,528)          (96,600)
--------------------------------------------------------------
  Total Operating Income (Loss)   $    9,665        $  (86,396)
Depreciation and Amortization     $   25,930        $   22,939
Capital Expenditures              $   55,285        $   57,471
Identifiable Assets               $1,393,897        $1,173,516
--------------------------------------------------------------
Local Communications Services
Revenues                            $173,098        $  163,330
Costs and Expenses                   109,506           103,616
--------------------------------------------------------------
  Total Operating Income            $ 63,592        $   59,714
Depreciation and Amortization       $ 28,343        $   27,285
Capital Expenditures                $ 22,969        $   15,356
Identifiable Assets                 $946,520        $  903,355
--------------------------------------------------------------

Corporate Operations and Other
Revenues                            $  9,354           $ 8,947
Costs and Expenses                    14,597            10,831
--------------------------------------------------------------
  Total Operating Loss              $ (5,243)          $(1,884)
Depreciation and Amortization       $    961           $   862
Capital Expenditures                $  7,251           $ 6,733
Identifiable Assets                 $256,821          $205,937
--------------------------------------------------------------
Consolidated
Revenues                            $631,998          $577,576
Costs and Expenses                   557,456           509,542
--------------------------------------------------------------
Operating Income (Loss):
 Operating Income Before Other
  Charges                           $ 74,542           $68,034
 Other Charges                        (6,528)          (96,600)
--------------------------------------------------------------
  Total Operating Income (Loss)     $ 68,014          $(28,566)
Depreciation and Amortization       $ 55,234           $51,086
Capital Expenditures                $ 85,505           $79,560
Identifiable Assets               $2,597,238        $2,282,808
==============================================================
  See accompanying Notes to Consolidated Financial Statements.

                          FRONTIER CORPORATION
                   Consolidated Statements of Income
                              (Unaudited)

In thousands of dollars,            3 Months Ended March 31,
 except per share data               1998               1997
------------------------------------------------------------
Revenues                         $631,998           $577,576
------------------------------------------------------------
Costs and Expenses
Operating expenses                485,747            445,451
Depreciation and amortization      55,234             51,086
Taxes other than income taxes      16,475             13,005
Other charges                       6,528             96,600
------------------------------------------------------------
       Total Costs and Expenses   563,984            606,142
------------------------------------------------------------
Operating Income (Loss)            68,014            (28,566)
Interest expense                   13,431             10,618
Other income and expense:
 Gain on sale of assets                 -             18,765
 Equity earnings from unconsolidated
   wireless interests               2,458              1,490
 Interest income                    1,198                734
 Other income, net                    892                 87
-------------------------------------------------------------
Income (Loss) Before Taxes         59,131            (18,108)
Income taxes                       25,217             (2,206)
-------------------------------------------------------------
Consolidated Net Income (Loss)     33,914            (15,902)
Dividends on preferred stock          251                254
-------------------------------------------------------------
Basic Income (Loss) Applicable to
  Common Stock                     33,663            (16,156)
Diluted earnings adjustment            90                -
-------------------------------------------------------------
Diluted Income (Loss) Applicable to
  Common Stock                  $  33,753           $(16,156)
-------------------------------------------------------------
Basic Earnings (Loss) Per
 Common Share                   $     .20           $   (.10)
Average shares outstanding        170,071             167,006
-------------------------------------------------------------
Diluted Earnings (Loss)
 Per Common Share               $     .20           $   (.10)
Average shares outstanding        172,804            167,006
=============================================================
See accompanying Notes to Consolidated Financial Statements.

                        FRONTIER CORPORATION
                     Consolidated Balance Sheets

                                         March 31, December 31,
                                              1998      1997
In thousands of dollars, except share data (Unaudited)
---------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents               $   59,302  $  26,303
Accounts receivable, (less allowance for
  uncollectibles of $29,034 and $25,100,
  respectively)                            411,941    380,324
Materials and supplies                      13,794     12,312
Deferred income taxes                       30,315     33,948
Prepayments and other                       32,531     37,418
-------------------------------------------------------------
  Total Current Assets                     547,883    490,305
Property, plant and equipment, net       1,126,825  1,046,884
Goodwill and customer base,net             511,073    517,754
Deferred and other assets                  411,457    446,574
-------------------------------------------------------------
        Total Assets                    $2,597,238 $2,501,517
=============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                       $   371,362 $  340,104
Dividends payable                           38,306     36,798
Debt due within one year                     6,468      9,943
Taxes accrued                               34,489     16,023
Other liabilities                           72,641     90,108
-------------------------------------------------------------
     Total Current Liabilities             523,266    492,976
Long-term debt                             985,524    934,680
Deferred income taxes                       19,693     10,927
Deferred employee benefits obligation       88,370     88,562
-------------------------------------------------------------
     Total Liabilities                   1,616,853  1,527,145
-------------------------------------------------------------
Shareholders' Equity
Preferred stock                             20,126     20,126
Common stock, par value $1.00,
 authorized 300,000,000
 shares; 170,899,781 shares and
 170,500,676 shares
 issued in 1998 and 1997, respectively     170,900    170,501
Capital in excess of par value             552,322    541,458
Retained earnings                          248,328    253,045
Accumulated other comprehensive income       3,863      3,418
-------------------------------------------------------------
                                           995,539    988,548
Less -
Treasury stock, 10,949 shares in 1998 and
  10,849 shares in 1997, at cost               244        231
Unearned compensation - restricted stock
  plan                                      14,910     13,945
-------------------------------------------------------------
  Total Shareholders' Equity               980,385    974,372
-------------------------------------------------------------
    Total Liabilities and Shareholders'
     Equity                             $2,597,238 $2,501,517
=============================================================
See accompanying Notes to Consolidated Financial Statements.

                       FRONTIER CORPORATION
               Consolidated Statements of Cash Flows
                            (Unaudited)

                                               3 Months Ended March 31,
In thousands of dollars                            1998            1997
------------------------------------------------------------------------
Operating Activities
Net income (loss)                               $33,914       $(15,902)
------------------------------------------------------------------------
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
   Other charges                                  6,528         96,600
   Depreciation and amortization                 55,234         51,086
   Gain on sale of assets                             -        (18,765)
   Equity earnings from unconsolidated
    wireless interests                           (2,458)        (1,490)
   Other, net                                       447            304
   Changes in operating assets and liabilities,
    exclusive of impacts of dispositions
    and acquisitions:
     Increase in accounts receivable            (30,819)       (10,059)
      Increase in materials and supplies         (1,482)        (1,414)
     Decrease (increase) in deferred income
      taxes                                      25,397        (39,870)
     Decrease (increase) in prepayments and
      other assets                                5,035         (7,792)
     Increase in deferred and other assets       (8,434)        (7,669)
     Increase in accounts payable                10,617         34,482
     Increase (decrease) in taxes accrued and
       other liabilities                         12,399        (37,151)
     (Decrease) increase in deferred employee
       benefits obligation                         (191)           587
----------------------------------------------------------------------
 Total adjustments                               72,273         58,849
----------------------------------------------------------------------

 Net cash provided by operating activities      106,187         42,947
----------------------------------------------------------------------
Investing Activities
Expenditures for property, plant and equipment  (20,203)       (45,596)
Deposits for capital projects                   (64,036)       (31,761)
Investment in cellular partnerships                (798)           784
Proceeds from asset sales                             -         32,889
Other investing activities                            -            118
----------------------------------------------------------------------
 Net cash used in investing activities          (85,037)       (43,566)
----------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt         55,656         40,721
Repayments of debt                               (8,051)             -
Dividends paid                                  (36,746)       (35,871)
Treasury stock, net                                 (13)        (2,468)
Issuance of common stock                          1,003            274
----------------------------------------------------------------------
 Net cash provided by financing activities       11,849          2,656
----------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents        32,999          2,037
Cash and Cash Equivalents at Beginning of Period 26,303         37,411
----------------------------------------------------------------------
Cash and Cash Equivalents at End of Period      $59,302         39,448
======================================================================
See accompanying Notes to Consolidated Financial Statements.

                    FRONTIER  CORPORATION
         Notes to Consolidated Financial Statements
                         (Unaudited)


Note 1: Consolidation

    The consolidated financial statements of Frontier Corporation (the "Company" or "Frontier") included herein, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended December 31, 1997.

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

   Certain prior year amounts have been reclassified to conform with current year presentation.

Note 2: Acquisitions

   On February 27, 1998, the Company acquired GlobalCenter, Inc. (renamed "Frontier GlobalCenter, Inc." or "GlobalCenter"), a leading provider in digital distribution, Internet and data services headquartered in Sunnyvale, California. Under the terms of the merger agreement, the Company acquired all of the outstanding shares of
GlobalCenter. The total shares issued by the Company to effect the merger were 6.4 million. At the time of the merger, GlobalCenter had 1.1 million stock options and warrants outstanding as converted into Frontier equivalents. As they vest, the options and warrants are exercisable for the purchase of an equal number of Frontier shares. This transaction has been accounted for as a pooling of interests and, accordingly, historical information has been restated to include GlobalCenter.

   Combined and separate results of Frontier Corporation and GlobalCenter were as follows:


                           Frontier
In Millions               Corporation  GlobalCenter Combined
------------------------------------------------------------
One month ended January 31, 1998
(unaudited)
Revenues                $   205.5      $   2.5     $   208.0
Net income              $    14.7      $  (1.0)    $    13.7
============================================================
Three months ended March 31, 1997
(unaudited)
Revenues                $   573.4      $   4.2     $   577.6
Net income              $   (13.6)     $  (2.3)    $   (15.9)
============================================================

   In February 1997, the Company completed its purchase of R.G. Data Incorporated (renamed "Frontier Data Systems Corp." or "FNSC"), a privately held upstate New York based computer and data networking equipment and services company. A total of 110,526 shares of Frontier common stock held in treasury were reissued in exchange for all of the shares of R.G. Data Incorporated. The treasury shares were acquired through open market purchases. This transaction was accounted for as a purchase.

Note 3 :  Other Charges

   In the first quarter of 1998, the Company recorded a $6.5
million  pre-tax acquisition related charge associated  with
the   GlobalCenter  transaction.   These   charges   include
investment banker, legal fees and other direct costs.

   In October 1997, the Company recorded a pre-tax charge of $86.8 million consisting of a restructuring charge of $43.0 million and a provision for asset and lease impairments of $43.8 million. These reserves are included in the "Other liabilities" caption in the Consolidated Balance Sheets. The remaining restructuring reserve balance of $8.6 million at March 31, 1998, which primarily relates to program and cancellation activities, is adequate to cover the exit activities. The provision for asset and lease impairments primarily relates to long term assets and certain lease obligations the Company is in the process of disposing of, or exiting.

    In March 1997, the Company recorded a $96.6 million pre-tax charge primarily related to the write-off of certain network facilities no longer required as a result of the migration of the Company's major carrier customer's one-plus traffic volume to other networks and the Company's overall network integration efforts. The Company completed the decommissioning of these redundant facilities during the first quarter of 1998.

Note 4: Gain on Sale of Assets

  On January 31, 1997, the Company completed the sale of its 69.5% equity interest in the South Alabama Cellular Communications Partnership. The sale resulted in a pre-tax gain of $18.8 million. The Company decided to redeploy these resources into more strategic assets as the assets sold were not critical to the achievement of the Company's overall business strategy.

Note 5: Earnings Per Share

  The Company adopted the provisions of Financial Accounting Standards Board ("FAS") Statement No. 128, "Earnings Per Share" ("EPS") effective December 31, 1997. This statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share", and makes them comparable to international earnings per share standards. Basic EPS are based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS are based on the weighted average number of shares of common stock and common stock equivalents (options, warrants and convertible debentures) outstanding during the period, computed in accordance with the treasury stock method. Historical earnings per share have been restated to conform with the provisions of FAS 128.

  The following is a reconciliation of the denominator used in the computation of diluted earnings per share:

Three Months Ended March 31,              1998        1997
----------------------------------------------------------
Average Common Shares Outstanding      170,071     167,006
Options and Warrants (1)                 2,230           -
Convertible Debentures (1)                 503           -
----------------------------------------------------------
Adjusted Common Shares                 172,804     167,006
==========================================================

(1) Convertible debentures and common stock equivalents are not applicable to the calculation for 1997 due to the Company's net loss position. The adjustment to net income for the computation of diluted earnings per share represents the after-tax effect of interest expense on convertible debentures.

Note 6:      Comprehensive Income

   The Company adopted the provisions of FAS 130, "Reporting Comprehensive Income" as of January 1, 1998. This statement establishes standards for reporting and display of comprehensive income and its components. This statement requires reporting, by major components and as a single total, the change in net assets during the period from nonshareholder sources. Adoption of this standard did not impact the Company's consolidated financial position, results of operations or cash flow. The Company has determined that at December 31, 1998 it will display comprehensive income in the Consolidated Statements of Shareholders' Equity. The reconciliation of net income
(loss) to comprehensive net income (loss) is as follows:

In thousands of dollars
Three Months Ended March 31,       1998              1997
---------------------------------------------------------
Net income (loss)               $33,914          $(15,902)
Foreign  currency
 translation adjustment             445              (309)
---------------------------------------------------------
  Total comprehensive income (loss)$34,359       $(16,211)
=========================================================

  At March 31, 1998 and December 31, 1997, accumulated other comprehensive income, as reflected in the Consolidated
Balance Sheets is comprised of the following:

                              March 31,       December 31,
                                   1998               1997
----------------------------------------------------------
  Foreign currency
   translation adjustment        $  881             $  436
  Minimum pension liability       2,982              2,982
  --------------------------------------------------------
    Accumulated other
     comprehensive income        $3,863             $3,418
  ========================================================

Note 7:   New Accounting Pronouncements

   The  Company  will adopt the provisions  of  FAS  131,  "
Disclosures about Segments of an Enterprise and Related Information," effective December 31, 1998. This statement establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. In the initial year of application, comparative information for earlier years will be restated. The Company is currently evaluating the disclosures that will be required by this statement.

   In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5") which requires that start-up costs be expensed as incurred. The Company will adopt the provisions of SOP 98-5 in the second quarter of 1998. Adoption of this statement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Note 8:      Cash Flows

   For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

   Actual interest paid was $12.9 million for both three month periods ending March 31, 1998 and March 31, 1997. Income taxes paid totaled $11.5 and $2.2 million for the periods ended March 31, 1998 and March 31, 1997, respectively. Interest costs associated with the construction of capital assets, including the SONET based fiber optic network build, are capitalized. Total amounts capitalized for the first three months of 1998 and 1997 were $3.7 million and $2.5 million, respectively.

Note 9: Commitments and Contingencies

   In connection with the Company's capital program, certain commitments have been made for the purchase of materials and equipment. In October 1996, construction began on the SONET based fiber optic network build. Total capital expenditures for 1998 are currently projected to be in the range of $525.0 million. Through March 31, 1998, cumulative capital expenditures relating to the SONET build totaled $294.7 million. At March 31, 1998 and December 31, 1997, respectively, $212.1 million and $238.2 million of deposits for the SONET build are included in the "Deferred and other assets" caption in the Consolidated Balance Sheets.


Note 10:  Subsequent Event

   On April 30, 1998, the Company completed the sale of Minnesota Southern Cellular Telephone Company. The Company does not anticipate that the after-tax gain on the sale will be material to its financial statements.

Item 2 - Management's Discussion of Results of Operations and Analysis of Financial Condition

     For the Three Months Ended March 31, 1998 and 1997

   The matters discussed throughout this Form 10-Q, except for historical financial results contained herein, may be forward-looking in nature or "forward-looking statements." Actual results may differ materially from the forecasts or projections presented. Forward-looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans" and variations of such words and similar expressions. The Company believes that its primary risk factors include, but are not limited to: changes in the overall economy, the nature and pace of technological change, the number and size of competitors in the Company's market, changes in law and regulatory policy and the mix of products and services offered in the Company's markets. Any forward-looking statements in this March 31, 1998 Form 10-Q should be evaluated in light of these important risk factors. For additional disclosure regarding risk factors refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

DESCRIPTION OF BUSINESS

    Frontier   Corporation  (the  "Company"  or  "Frontier")
provides integrated telecommunications services to business, carrier and targeted residential customers nationwide, in Canada and the United Kingdom.

RESULTS OF OPERATIONS

Consolidated

   Consolidated revenues for the first quarter of 1998 were $632.0 million, an increase of $54.4 million or 9.4% over the first quarter of 1997. Excluding non-recurring items, operating income was $74.5 million, an increase of $6.5 million or 9.6% over the same period for the prior year. Operating results continue to be positively impacted by revenue growth in several areas. The most significant growth was generated by the Carrier Services business. Carrier Services revenues grew $28.8 million or 27.4% over the first quarter of 1997. The Carrier Services group growth reflects a growing base of customers including US West. The Company's calling card services agreement with US West provides US West the ability to offer calling card services to its customers and is expected to generate in excess of $50.0 million in incremental revenue for the Company over the 30 month term of the agreement.

   On a year-to-date basis, excluding non-recurring items, consolidated operating margins were consistent with 1997. Operating expenses grew $47.9 million or 9.4%, offsetting revenue growth. Increased expenses were primarily associated with new revenue initiatives and distribution channels and are proportionate to the increase in revenue for the same period.

   Reported diluted earnings per share for the first quarter of 1998 was $.20, an increase of $.30 over the first quarter of 1997. Consolidated net income was $33.9 million, compared to a loss of $15.9 million for the comparable 1997 period. Excluding non-recurring items, diluted earnings per share for the first quarter of 1998 and 1997 was $.23 and $.21, respectively. Consolidated net income for the same periods was $39.7 million and $35.6 million, respectively.

   Operating results for 1998 and 1997 were affected by certain one-time events. In the first quarter of 1998, the Company acquired GlobalCenter, Inc., ("GlobalCenter") a leader in digital distribution, Internet and data services and recorded a pre-tax acquisition related charge of $6.5 million ($5.8 million post-tax) associated with the transaction. These charges include investment banker, legal fees and other direct costs. In the first quarter of 1997, the Company recorded a $62.8 million charge, net of a tax benefit of $33.8 million, relating to the write-off of certain leased network facilities no longer required for long distance traffic volumes. During the first quarter of 1997, the Company also completed the sale of its 69.5% equity interest in the South Alabama Cellular Communications Partnership. The sale resulted in an after-tax gain of $11.2 million.

                      Business Segments

   The Company reports its operating results in three segments: Integrated Services (formerly "Long Distance Communications Services"), Local Communications Services and Corporate Operations and Other. A review of the 1998 and 1997 first quarter results of each business segment follows.

Integrated Services

  Integrated Services revenues totaled $449.5 million in the first quarter of 1998, an increase of $44.2 million or 10.9% over the first quarter of 1997. Revenue growth was driven by a growing base of carrier customers, the CLEC customer base and data sales from Frontier GlobalCenter.

  During the first quarter of 1998, Carrier Services revenue grew $28.8 million or 27.4%. Significant multi-year carrier agreements, including the agreement with US West, drove this increased growth.

   The Company provides local service as a CLEC primarily on a resale basis. The Company also currently provides local services as a facilities-based CLEC from its own switches in New York City, Minneapolis and Boston. The Company anticipates that up to four additional switches will be installed by the end of 1998, and two will be installed during 1999. The switches are being placed in cities that are on the Company's SONET network, which will provide Frontier with the opportunity to expand its offerings of combined local and long distance services into additional markets. As of March 31, 1998, Frontier is serving in excess of 116,000 ANIs, or access lines, predominantly through resale in markets where it is not the incumbent local exchange carrier. At the end of 1997, Frontier was serving in excess of 100,000 ANIs.

  GlobalCenter's revenues for the first quarter of 1998 were $8.5 million, an increase of 104.7 % over the first quarter of 1997. Revenue growth was attributable to the digital distribution product set which includes web hosting as well as an increase in customer base.

   Operating income for the Integrated Services segment, excluding non-recurring charges, increased 58.7% to $16.2 million as compared to the same 1997 period. Operating margin as a percent of revenue, excluding non-recurring charges, increased from 2.5% in the first quarter of 1997 to 3.6% in the first quarter of 1998. The increase in operating margin in the first quarter is driven by higher revenue and an improvement in the cost structure. Cost of access represented approximately 63.8% of total integrated services revenue for the first three months of 1998 as compared to 64.4% for the same period in 1997. The lower cost of access percentage reflects an increase in volume as fixed costs are spread over a larger traffic base, a change in the revenue mix, and a reduction in costs associated with international traffic. Construction of the Company's SONET based fiber optic network is on schedule through the first quarter of 1998. The network is expected to be completed by the end of 1998. As of March 31, 1998, approximately 30% of the network is carrying traffic. Frontier anticipates that its operating margins will improve throughout 1998, particularly in the later portion of the year as the SONET network is completed and marketing and sales investments are realized.

Local Communications Services

  Local Communications Services includes the Company's local telephone operations, consisting of 33 telephone operating subsidiaries in 13 states. Also included in this segment are the revenues and expenses of Frontier Communications of Rochester Inc., a competitive telecommunications company formed January 1, 1995 that provides an array of services on a retail basis in the Rochester, New York marketplace. Consequently, the Local Communications Services segment includes both wholesale and retail local service provided in the Rochester, New York market.

   Revenues for Local Communications Services were $173.1 million for the first quarter of 1998, an increase of $9.8 million or 6.0% over the comparable period in 1997. The revenue growth in this segment includes demand for high capacity special access lines, Internet service and enhanced calling features. Access lines increased 2.7% and access minutes of use increased 3.8% over the same period in the prior year.

   Costs and expenses in the first quarter of 1998 for Local Communications Services were $109.5 million, an increase of $5.9 million or 5.7% over the first quarter of 1997. The increase is attributed to increased depreciation expense, higher operating costs for repair and maintenance in 1998 and an increase in customer service costs due to access line growth. A portion of the repair and maintenance increase was caused by severe flooding and ice storms during the first quarter of 1998.

   Operating income for the first quarter of 1998 was  $63.6
million, an increase of $3.9 million or 6.5% over the first quarter of 1997. Operating margins for the three months ended March 31, 1998 improved to 36.7% in 1998.

   During late 1995, management committed to a major switch consolidation plan at its Frontier Telephone of Rochester, Inc. and Frontier Communications of New York subsidiaries. The three-year plan to consolidate and reduce the number of host switches by over 60% is projected to improve network efficiency and reduce the cost of maintenance and software upgrades. As of March 31, 1998 the project is substantially complete.

Corporate Operations and Other

     Corporate operations is comprised of expenses traditionally associated with a holding company, including executive and board of directors' expenses, corporate finance and treasury, investor relations, corporate planning, legal services and business development. The Other category includes Frontier Network Systems Inc. ("FNS"). FNS markets and installs telecommunications systems and equipment. This segment also includes wireless operations from Minnesota RSA No. 10 and the Company's 69.5% interest in Alabama RSA No. 4 and No. 6. The sale of Minnesota RSA No. 10 closed on April 30, 1998. The Alabama interest was sold in January 1997.

    The Company completed its purchase of R.G. Data Incorporated (renamed "Frontier Data Systems Inc.") in February 1997. R.G. Data Incorporated was a privately held, upstate New York based computer and data networking equipment and services company. R.G. Data Incorporated's operations are consolidated with FNS for reporting purposes.

   The change in results for this segment are influenced by the sale of the Company's wireless property and the addition of Frontier Data Systems in the prior year.

Other Income Statement Items

  Interest Expense

   Interest expense was $13.4 million and $10.6 million in the three month periods ending March 31, 1998 and March 31, 1997, representing an increase of $2.8 million or 26.5%. The overall increase in interest expense is the result of higher levels of debt outstanding and is partially offset by an increase in capitalized interest of $1.2 million for the same period. The increase in capitalized interest is primarily attributable to the Company's capital program driven by the SONET based fiber optic network build.

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

   Equity earnings from the Company's interests in wireless partnerships in the first quarter of 1998 were $2.5 million, an increase of $1.0 million or 65.0% over the first quarter of 1997. The improvement in equity earnings is driven by customer growth and increased operating efficiencies as compared to the same period in the prior year.

  Income Taxes

  The effective income tax rate (normalized for nonrecurring items) of 39.5% and 40.3% for the quarter ended March 31, 1998 and 1997, respectively, is relatively consistent.

FINANCIAL CONDITION

Review of Cash Flow Activity

    Earnings before interest, taxes, depreciation and amortization ("EBITDA") is a common measurement of a company's ability to generate cash flow from operations. EBITDA should be used as a supplement to, and not in place of, cash flow from operating activities. The Company's EBITDA was $129.8 million and $119.1 million, excluding nonrecurring charges, for the three month periods ending March 31, 1998 and 1997, respectively. The increase in EBITDA corresponds with the improved operating results of the Company.

   Cash provided from operations for the three months ending March 31, 1998 increased $63.2 million or 147.3% to $106.2 million as a result of improved operating results as compared to the same period in the prior year. Changes in working capital include an increase in accounts receivable, accounts payable and taxes accrued and other liabilities, partially offset by a decrease in deferred income taxes. The increases in accounts receivable, accounts payable, and taxes accrued and other liabilities are the result of improved operating results. The decrease in deferred income taxes is largely attributable to the effect of nonrecurring charges recorded in 1997.

  Cash used for investing activities increased $41.5 million or 95.2%. This increase is being driven by an increase in capital expenditures during the first three months of 1998 of $6.9 million or 8.9%. The increase in capital expenditures is principally due to the SONET based fiber optic network build. Cash utilized for capital expenditures of $77.4 million for the three months ended March 31, 1997 was partially funded by the proceeds received from the sale of the Company's equity interest in the South Alabama Cellular Communications partnership which closed in the first quarter of 1997.

   Cash provided from financing activities increased $9.2 million during the first three months of 1998 as compared to the same period in 1997. This net inflow of cash is the result of increased commercial paper borrowings during the period which were driven by the Company's capital program as well as a refinancing of GlobalCenter debt subsequent to the pooling of interests transaction.

Debt

   The Company's total debt amounted to $992.0 million at March 31, 1998, an increase of $47.4 million from December 31, 1997. This higher debt level is largely driven by the Company's capital program, including the SONET based fiber optic network build.

Debt Ratio and Interest Coverage

  The Company's debt ratio (total debt as a percent of total capitalization) was 50.3% at March 31, 1998, as compared with 49.2% at December 31, 1997. Pre-tax interest coverage, excluding nonrecurring charges, was 4.6 times for the three months ended March 31, 1998, as compared with 5.4 times for the same period in 1997.

Capital Spending

  Through March 1998, gross capital expenditures amounted to approximately $85.5 million, as compared to $79.6 million in the prior year. The Company currently projects its capital expenditures to be in the range of $525.0 million in 1998. Through March 1998, cumulative capital expenditures relating to the SONET network totaled $294.7 million. The Company anticipates financing its capital program through a combination of internally generated cash from operations and external financing.

Dividends

   On March 23, 1998, the Board of Directors declared the first quarter 1998 dividend of 22.25 cents per share on the Company's common stock, payable May 1, 1998 to shareholders of record on April 15, 1998.

New Accounting Pronouncements

   The Company will adopt the provisions of Financial Accounting Standards Board Statement No. 131, " Disclosures about Segments of an Enterprise and Related Information," effective December 31, 1998. This statement establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. In the initial year of application, comparative information for earlier years will be restated. The Company is currently evaluating the disclosures that will be required by this statement.

   In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5") which requires that start-up costs be expensed as incurred. The Company will adopt the provisions of SOP 98-5 in the second quarter of 1998. Adoption of this statement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

OTHER ITEMS

Open Market Plan

   The Company began its fourth year of operations under the Open Market Plan in January 1998. The Open Market Plan promotes telecommunications competition in the Rochester, New York marketplace by providing for (1) interconnection of competing local networks including reciprocal compensation for terminating traffic, (2) equal access to network databases, (3) access to local telephone numbers, (4) service provider telephone number portability, and (5) certain wholesale discounts to resellers of local services. The inherent risk associated with opening the Rochester market to competition is that some customers are able to purchase services from competitors, which may reduce the number of retail customers and potentially cause a decrease in the revenues and profitability for the Company. Increased competition may also lead to additional price decreases for services, adversely impacting the Company's margins. However, results since implementation of the Open Market Plan indicate that a stimulation of demand in the use of the network and new product revenue may offset the losses of some retail customers. An additional positive feature of the Open Market Plan provides that the Company can retain additional earnings achieved through operating efficiencies. Previously, these earnings would have been shared with customers. After three years of operating in a competitive marketplace, the Rochester local exchange carrier retains a market share of approximately 98% of wholesale and approximately 95% of retail local service access lines in the Rochester, New York operating territory.

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

   Management believes there are significant market and business opportunities associated with the Company's Open Market Plan. However, there are also uncertainties associated with the Open Market Plan. In the Company's opinion, the most significant risks relate to increased competition in the Rochester, New York market and the risk inherent in the Rate Stabilization Plan.

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

   In 1996, FTR failed to achieve the service quality levels required by the Open Market Plan. On December 19, 1996, pursuant to the Open Market Plan, FTR requested the New York State Public Service Commission ("NYSPSC") staff to exclude certain months from the calculation used to measure service quality, due to operating conditions considered by management to be abnormal and beyond FTR's control. In April 1997, FTR received notice from the NYSPSC that its request for a waiver of certain conditions in the Open Market Plan related to service quality results was denied. The NYSPSC's ruling has resulted in a temporary restriction on the flow of cash dividends from FTR to Frontier and a refund to FTR's customers of $.9 million. Reserves sufficient to cover the refund were established in 1996. On October 22, 1997, the NYSPSC adopted an order requiring FTR to issue refunds of approximately $2.60 per customer. These refunds have been completed.

   The temporary restriction of dividend payments to Frontier will remain in place until the NYSPSC is satisfied that FTR's 1997 service levels demonstrate that FTR has rectified the service deficiency. The NYSPSC is currently examining service level data for the period 1993-1997 and may reopen the calculation of service levels for one or more of these years. Frontier has had continuing discussions with the NYSPSC and a decision resolving outstanding issues is now expected in midyear. Based on the level of customer complaints to the NYSPSC in 1996 and 1997, FTR will be required to refund approximately $150,000 in 1998. Reserves sufficient to cover this refund were established in 1997.


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

   On April 10, 1997, Jeff Thompson filed a purported class action on behalf of himself and all other similarly-situated persons in Circuit Court for Marengo County Alabama. Named as defendants are Frontier Corporation, Frontier Subsidiary Telco, Inc. and Frontier Communications of the South, Inc. ("defendants"). The complaint also reserves the right to add additional defendants and identifies all of Frontier's telephone subsidiaries. Concomitant with filing the complaint, plaintiff also filed an ex parte motion for conditional class certification which the Court granted. It conditionally certified a class consisting of "All persons or entities in the United States who have been charged by defendants or their subsidiaries or affiliates a fee for `inside wire maintenance' without having given their affirmative acceptance to a repair service contract; specifically excluded from this class, however, are all employees, agents, officers, directors and affiliates of any of the Defendants and all persons or entities who have pending and/or previously filed individual (non-class) lawsuits against any of the defendants for the same claims set forth in the Complaint." On January 30, 1998, the Supreme Court of Alabama issued a writ of mandamus to the trial court ordering it to vacate its conditional class certification.

   In the complaint, plaintiff alleges that the Company improperly marketed and sold deregulated inside wire maintenance services to defendant's telephone subscribers pursuant to a "negative option" or "default sale" approach from January 1, 1987 to the present. Plaintiff alleges that the defendants have never had enforceable contracts with their customers for inside wire maintenance services, and have defrauded their customers. Plaintiff requests a refund of all moneys paid for inside wire maintenance services. This case is similar to a number of cases filed against other carriers with local telephone properties.

  The Company believes that the inside wire programs in place in its telephone properties have been implemented in accordance with the law and any applicable regulatory requirements. The liability, if any, is not expected to be material. The Company is vigorously defending against this suit, but cannot predict the outcome at this time.

   The  Open  Market  Plan discussion  in  the  Management's
Discussion  and Analysis of Financial Condition and  Results
of   Operations,  Part  I,  Item  2  of  this  document   is
incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareowners was held on April 29,
1998 for the purpose of electing a board of directors and approving the ratification of auditors.

     All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                     Numbers of Shares/Votes
     Name                            For      Authority Withheld
     -----------------------------------------------------------
     Patricia C. Barron            148,482,206      956,145
     Joseph P. Clayton             148,537,892      900,459
     Raul E. Cesan                 148,516,283      922,068
     Brenda E. Edgerton            148,514,544      923,807
     Jairo A. Estrada              148,526,097      912,254
     Michael E. Faherty            148,538,292      900,059
     Alan C. Hasselwander          147,614,843    1,823,508
     Robert Holland, Jr.           148,473,370      964,981
     Douglas H. McCorkindale       148,486,736      951,615
     Dr. Leo J. Thomas             148,526,707      911,644

     The ratification of Price Waterhouse LLP as Public
Accountant for the fiscal year 1998 was approved with the following vote:

     For                          148,676,756
     Against                          248,999
     Abstain                          482,594
     Broker non-votes                       1

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

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits - See Index

(b) Reports on Form 8-K: The Company filed the following reports during the quarter ended
           March  31, 1998.

  SEC Filing Date       Item No.        Financial Statements
  ----------------------------------------------------------
  January 30, 1998           5               None
  March 2, 1998              5               None

   The Company filed no reports subsequent to the quarter ended March 31, 1998.

                         SIGNATURES



   Pursuant to the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    FRONTIER CORPORATION
           ------------------------------------
                        (Registrant)






Dated: May 14, 1998               /s/James G. Dole
                            By:   --------------------------------
                                  James G. Dole
                                  Senior Vice President and
                                  Controller
                                  (principal accounting officer)

                        INDEX TO EXHIBITS



Exhibit Number              Description


    3.1      Restated Certificate of Incorporation   Incorporated by
                                                     reference to Exhibit
                                                     3.1 to Form 10-K for
                                                     the year ended
                                                     December 31, 1995.

    3.2     Amendment to Restated Certificate of     Incorporated by
            Incorporation                            reference to Exhibit
                                                     3.2 to Form 10-K for
                                                     the year ended
                                                     December 31, 1995.

    3.3     Bylaws                                   Filed herewith

    4.1     Indenture, dated as of May 21, 1997,    Incorporated by
            between the Registrant and Chase        reference to Exhibit
            Manhattan Bank, as Trustee              4.1 to Form 8-K, filed
                                                    May 23, 1997

    11      Statement re:  Computation of Diluted   Filed herewith
            Earnings Per Common Share (Unaudited)

    27      Financial Data Schedule                 Filed herewith