Form 10-Q
period 1998-06-30
FRONTIER CORP /NY/
filed 1998-08-13
CIK 84567

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

                             or

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

 $1.00 Par Value Common Stock  171,498,589 shares as of July 31, 1998

                    FRONTIER  CORPORATION

                          Form 10-Q
                            Index


                                                      Page Number
Part I.     FINANCIAL INFORMATION                     -----------

  Item 1. Financial Statements

          Business Segment Information for the three
          months ended and for the six months
          ended June 30, 1998 and June 30, 1997             3

         Consolidated Statements of Income for the three
         months ended and for the six months ended
         June 30, 1998 and June 30, 1997                    4

         Consolidated Balance Sheets as of June 30, 1998
         and December 31, 1997                              5

         Consolidated Statements of Cash Flows for the six
         months ended June 30, 1998 and June 30, 1997       6

         Notes to Consolidated Financial Statements      7-11

 Item 2. Management's Discussion of Results of Operations
         and Analysis of Financial Condition            12-22

Part II. OTHER INFORMATION

 Item 1. Legal Proceedings                              22-24

 Item 4. Submission of Matters to a Vote of Security
         Holders                                           24

 Item 5. Other Information                                 25

 Item 6. Exhibits and Reports on Form 8-K                  25

 Signatures                                                26

 Index to Exhibits                                      27-28

                           FRONTIER CORPORATION
                       Business Segment Information
                                 (Unaudited)
                              3 Months Ended June 30,  6 Months Ended June 30,
In thousands of dollars               1998        1997        1998        1997
------------------------------------------------------------------------------
Integrated Services
-------------------
Revenues                        $  464,664  $  412,251  $  914,210  $  817,550
Costs and Expenses                 444,943     396,369     878,296     791,464
------------------------------------------------------------------------------
Operating Income (Loss):
  Operating Income Before
   Other Charge                 $   19,721  $   15,882  $   35,914  $   26,086
  Other Charges                       -           -         (6,528)    (96,600)
------------------------------------------------------------------------------
   Total Operating
    Income (Loss)               $   19,721  $   15,882  $   29,386  $  (70,514)
Depreciation and Amortization   $   25,176  $   22,312  $   51,111  $   45,251
Capital Expenditures            $   85,639  $   37,457  $  140,924  $   94,928
Identifiable Assets             $1,488,341  $1,177,903  $1,488,341  $1,177,903
==============================================================================
Local Communications Services
-----------------------------
Revenues                        $  175,105  $  166,987  $  348,203  $  330,317
Costs and Expenses                 109,993     107,036     219,499     210,652
------------------------------------------------------------------------------
Operating Income                $   65,112  $   59,951  $  128,704  $  119,665
Depreciation and Amortization   $   28,167  $   27,375  $   56,511  $   54,660
Capital Expenditures            $   39,589  $   28,208  $   62,558  $   43,564
Identifiable Assets             $  970,943  $  897,082  $  970,943     897,082
==============================================================================
Corporate Operations and Other
------------------------------
Revenues                        $    8,547   $   10,878  $   17,901  $   19,825
Costs and Expenses                  12,545       12,691      27,142      23,522
------------------------------------------------------------------------------
Operating Loss                  $   (3,998)  $   (1,813) $   (9,241) $   (3,697)
Depreciation and Amortization   $      628   $      903  $    1,589  $    1,765
Capital Expenditures            $    8,413   $    5,242  $   15,664  $   11,975
Identifiable Assets             $  258,725   $  221,425  $  258,725  $  221,425
==============================================================================
Consolidated
------------
Revenues                        $  648,316   $  590,116  $1,280,314  $1,167,692
Costs and Expenses                 567,481      516,096   1,124,937   1,025,638
------------------------------------------------------------------------------
Operating Income:
 Operating Income Before
  Other Charge                  $   80,835   $   74,020  $  155,377  $  142,054
 Other Charges                        -            -         (6,528)    (96,600)
------------------------------------------------------------------------------
  Total Operating Income        $   80,835   $   74,020  $  148,849  $   45,454
Depreciation and Amortization   $   53,971   $   50,590  $  109,211  $  101,676
Capital Expenditures            $  133,641   $   70,907  $  219,146  $  150,467
Identifiable Assets             $2,718,009   $2,296,410  $2,718,009  $2,296,410
===============================================================================

See accompanying Notes to Consolidated Financial Statements.

                               FRONTIER CORPORATION
                        Consolidated Statements of Income
                                   (Unaudited)

In thousands of dollars,      3 Months Ended June 30, 6 Months Ended June 30,
except per share data                  1998      1997       1998       1997
---------------------------------------------------------------------------
Revenues                           $648,316  $590,116 $1,280,314 $1,167,692
---------------------------------------------------------------------------
Costs and Expenses
Operating expenses                  498,302   449,702    984,036    895,153
Depreciation and amortization        53,971    50,590    109,211    101,676
Taxes other than income taxes        15,208    15,804     31,690     28,809
Other charges                          -         -         6,528     96,600
---------------------------------------------------------------------------
  Total Costs and Expenses          567,481   516,096  1,131,465  1,122,238
---------------------------------------------------------------------------
Operating Income                     80,835    74,020    148,849     45,454
Interest expense                     12,558    11,772     25,989     22,390
Other income:
 Gain on sale of assets              14,551      -        14,551     18,765
 Equity earnings from
  unconsolidated wireless interests   4,178     2,783      6,636      4,273
 Interest income                      1,191       775      2,389      1,509
 Other income                         1,002       529      1,894        616
---------------------------------------------------------------------------
Income Before Taxes and Cumulative
 Effect of Change in Accounting
 Principle                           89,199    66,335    148,330     48,227
Income tax expense                   41,536    27,001     66,753     24,795
---------------------------------------------------------------------------
Income Before Cumulative Effect of
 Change in Accounting Principle      47,663    39,334     81,577     23,432
Cumulative effect of change in
 accounting principle                (1,755)     -        (1,755)      -
---------------------------------------------------------------------------
Consolidated Net Income              45,908    39,334     79,822     23,432
Dividends on preferred stock            252       257        503        511
---------------------------------------------------------------------------
Basic Income Applicable to
 Common Stock                        45,656    39,077     79,319     22,921
Diluted earnings adjustment              90        90        180        180
---------------------------------------------------------------------------
Diluted Income Applicable to
 Common Stock                      $ 45,746  $ 39,167   $ 79,499   $ 23,101
===========================================================================
Basic Earnings Per Common Share
Income before cumulative effect
 of change in
 accounting principle              $    .28  $   .23    $    .48   $    .14
Cumulative effect of change
 in accounting principle               (.01)       -        (.01)         -
---------------------------------------------------------------------------
Basic Earnings Per Common Share    $    .27  $   .23    $    .47   $    .14
Weighted Average Shares
 Outstanding                        170,390  168,461     170,230    168,422
===========================================================================
Diluted Earnings Per Common Share
Income before cumulative effect
 of change in accounting principle $    .27  $   .23    $    .47   $    .14
Cumulative effect of change
 in accounting principle               (.01)       -        (.01)         -
---------------------------------------------------------------------------
Diluted Earnings Per Common Share  $    .26  $   .23    $    .46   $    .14
Weighted Average Shares
 Outstanding                        174,093  169,421     173,449    169,188
===========================================================================

See accompanying Notes to Consolidated Financial Statements.

                            FRONTIER CORPORATION
                        Consolidated Balance Sheets

                                                      June 30, December 31,
                                                          1998         1997
In thousands of dollars, except share data          (Unaudited)
---------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                           $   76,935   $   26,302
Accounts receivable, (less allowance for
 uncollectibles of $28,554 and $25,100,
 respectively)                                         433,264      380,324
Materials and supplies                                  13,622       12,312
Deferred income taxes                                   30,311       33,948
Prepayments and other                                   32,342       37,419
---------------------------------------------------------------------------
     Total Current Assets                              586,474      490,305
Property, plant and equipment, net                   1,206,969    1,046,884
Goodwill and customer base                             486,601      517,754
Deferred and other assets                              437,965      446,574
---------------------------------------------------------------------------
        Total Assets                                $2,718,009   $2,501,517
---------------------------------------------------------------------------
---------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                    $  410,035   $  343,606
Dividends payable                                       38,554       36,798
Debt due within one year                                 6,451        6,443
Taxes accrued                                           61,248       16,023
Other liabilities                                       54,685       90,108
---------------------------------------------------------------------------
     Total Current Liabilities                         570,973      492,978
Long-term debt                                       1,020,956      934,681
Deferred income taxes                                   30,173       10,927
Deferred employee benefits obligation                  102,040       88,562
---------------------------------------------------------------------------
       Total Liabilities                             1,724,142    1,527,148
---------------------------------------------------------------------------
Shareholders' Equity
Preferred stock                                         20,126       20,126
Common stock, par value $1.00, authorized
 300,000,000 shares; 171,367,406 shares
 and 170,503,300 shares
 issued in 1998 and 1997, respectively                 171,367      170,503
Capital in excess of par value                         562,580      544,066
Retained earnings                                      256,340      253,435
Accumulated other comprehensive income                   4,300        3,418
---------------------------------------------------------------------------
                                                     1,014,713      991,548
Less -
Treasury stock, 10,976 shares in 1998 and 10,849
shares in 1997, at cost                                    244          231
Unearned compensation - restricted stock plan           20,602       16,948
---------------------------------------------------------------------------
     Total Shareholders' Equity                        993,867      974,369
---------------------------------------------------------------------------
       Total Liabilities and Shareholders' Equity   $2,718,009   $2,501,517
---------------------------------------------------------------------------
---------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                       FRONTIER CORPORATION
               Consolidated Statements of Cash Flows
                            (Unaudited)
                                                  6 Months Ended June 30,
In thousands of dollars                            1998              1997
---------------------------------------------------------------------------
Operating Activities
Net income                                    $  79,822         $  23,432
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Other charges                                  6,528            96,600
   Cumulative Effect of Change in
    Accounting Principle                          1,755                 -
   Depreciation and amortization                109,211           101,676
   Gain on sale of assets                       (14,551)          (18,765)
   Equity earnings from unconsolidated
    wireless interests                           (6,636)           (4,273)
   Other, net                                     2,876               904
   Changes in operating assets and liabilities,
    exclusive of impacts of dispositions
    and acquisitions:
     Increase in accounts receivable            (53,628)          (11,458)
      Increase in materials and supplies         (1,515)           (1,521)
     Decrease (increase) in deferred
      income taxes                               22,848           (33,040)
     Decrease (increase) in prepayments
      and other current assets                    5,032            (2,824)
     Increase in deferred and other assets      (14,270)          (18,307)
     Increase (decrease) in accounts payable     62,133           (55,260)
     Increase  (decrease) in taxes accrued
      and other liabilities                      18,709           (12,173)
     Increase (decrease) in deferred employee
      benefits obligation                         2,034              (395)
---------------------------------------------------------------------------
 Total adjustments                              140,526            41,164
---------------------------------------------------------------------------
 Net cash provided by operating activities      220,348            64,596
---------------------------------------------------------------------------
Investing Activities
Expenditures for property, plant and equipment (165,796)         (108,664)
Deposit for capital projects                    (92,781)          (38,893)
Proceeds from asset sales                        41,543            32,889
Other investing activities                         (264)            3,275
---------------------------------------------------------------------------
 Net cash used in investing activities         (217,298)         (111,393)
---------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt        131,181           300,935
Repayments of debt                              (12,698)         (191,716)
Dividends paid                                  (74,704)          (71,871)
Treasury stock, net                                (277)           (2,468)
Issuance of common stock, net                     4,094               614
Other financing activities                          (13)           (2,499)
---------------------------------------------------------------------------
 Net cash provided by financing activities       47,583            32,995
---------------------------------------------------------------------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                50,633           (13,802)
Cash and Cash Equivalents at Beginning of Period 26,302            37,411
---------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $  76,935         $  23,609
===========================================================================

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

Note 2: Acquisitions

  On February 27, 1998, the Company acquired GlobalCenter, Inc. (renamed "Frontier GlobalCenter, Inc." or "GlobalCenter"), a leading provider in digital distribution, Internet and data services headquartered in Sunnyvale, California. Under the terms of the merger agreement, the Company acquired all of the outstanding shares of GlobalCenter. The total number of shares issued by the Company to effect the merger was 6.4 million. At the time of the merger, GlobalCenter had 1.1 million stock options and warrants outstanding as converted into Frontier equivalents. This transaction has been accounted for as a pooling of interests and, accordingly, historical information has been restated to include GlobalCenter.

  Combined and separate results of Frontier Corporation and GlobalCenter were as follows:

                           Frontier
In Millions              Corporation   GlobalCenter   Combined
--------------------------------------------------------------
One month ended January 31, 1998
(unaudited)
Revenues                $   205.5      $   2.5     $   208.0
Net income              $    14.7      $  (1.0)    $    13.7
==============================================================
Six months ended June 30, 1997
(unaudited)
Revenues                $ 1,158.1      $   9.6     $ 1,167.7
Net income              $    28.9      $  (5.5)    $    23.4
==============================================================

  In February 1997, the Company completed its purchase of R.G. Data Incorporated (renamed "Frontier Network Systems Corp." or "FNSC"), a privately held upstate New York based computer and data networking equipment and services company. A total of 110,526 shares of Frontier common stock held in treasury were reissued in exchange for all of the shares of R.G. Data Incorporated. The treasury shares were acquired through open market purchases. This transaction was accounted for as a purchase.

Note 3 :  Other Charges

   In the first quarter of 1998, the Company recorded a $6.5 million pre-tax acquisition related charge associated with the GlobalCenter transaction. These charges include investment banker, legal fees and other direct costs and were subsequently liquidated in the second quarter of 1998.

  In October 1997, the Company recorded a pre-tax charge of $86.8 million consisting of a restructuring charge of $43.0 million and a provision for asset and lease impairments of $43.8 million. These reserves are included in the "Other liabilities" caption in the Consolidated Balance Sheets.
The remaining restructuring reserve balance of $5.1 million at June 30, 1998, which primarily relates to program and cancellation activities, is adequate to cover the exit activities. The provision for asset and lease impairments primarily relates to long term assets and certain lease obligations the Company is in the process of disposing of, or exiting.

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

Note 4: Gain on Sale of Assets

  In April 1998, the Company completed the sale of Minnesota Southern Cellular Telephone Company ("Minnesota RSA No. 10"), a wholly owned cellular partnership, and certain other properties. The sale of these properties resulted in a combined pre-tax gain of $14.6 million and an after-tax gain of $2.5 million. The income tax effect on these gains of $12.1 million is primarily impacted by the sale of Minnesota RSA No. 10 which resulted in nondeductible goodwill. On January 31, 1997, the Company completed the sale of its 69.5% equity interest in the South Alabama Cellular Communications Partnership. The sale resulted in a pre-tax gain of $18.8 million. The Company decided to redeploy these resources into more strategic assets as the assets sold were not critical to the achievement of the Company's overall business strategy.

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

  The following is a reconciliation of the denominator used in the computation of diluted earnings per share:

                         3 Months Ended June 30,     6 Months Ended June 30,
                                  1998      1997            1998       1997
---------------------------------------------------------------------------
Weighted Average Shares
 Outstanding                   170,390   168,461         170,230    168,422
Options and Warrants             3,200       457           2,716        263
Convertible Debentures             503       503             503        503
---------------------------------------------------------------------------
Weighted Average Shares
 Outstanding                   174,093   169,421         173,449    169,188
===========================================================================

Note 6:      Comprehensive Income

  The Company adopted the provisions of FAS 130, "Reporting Comprehensive Income" as of January 1, 1998. This statement establishes standards for reporting and display of comprehensive income and its components. This statement requires reporting, by major components and as a single total, the change in net assets during the period from nonshareholder sources. Adoption of this standard did not materially impact the Company's consolidated financial position, results of operations or cash flow. The reconciliation of net income to comprehensive net income is as follows:

                          3 Months Ended June 30,  6 Months Ended June 30,
In thousands of dollars           1998      1997     1998            1997
-------------------------------------------------------------------------
Net income                     $45,908   $39,334  $79,822         $23,432
Foreign currency translation
 adjustment                        437      (309)     882            (520)
-------------------------------------------------------------------------
  Total comprehensive income   $46,345   $39,025  $80,704         $22,912
=========================================================================

  At June 30, 1998 and December 31, 1997, "Accumulated other comprehensive income," as reflected in the Consolidated
Balance Sheets is comprised of the following:

                                                  June 30, December 31,
                                                      1998    1997
 Foreign currency translation adjustment            $1,318  $  436
 Minimum pension liability                           2,982   2,982
------------------------------------------------------------------
  Accumulated other comprehensive income            $4,300  $3,418
==================================================================

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

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5") which requires that start-up costs be expensed as incurred. The Company adopted the provisions of SOP 98-5 in the second quarter of 1998. Accordingly, $1.8 million, net of applicable income taxes of $.8 million of unamortized start-up costs at December 31, 1997, has been expensed in the accompanying Consolidated Statements of Income and is reported as a cumulative effect of a change in accounting principle. These start-up costs are primarily related to product development costs associated with new business ventures.

  On June 17, 1998, the Financial Accounting Standards board issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities ("FAS 133") effective for fiscal years beginning after June 15, 1999. This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. Adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

Note 8:      Cash Flows

  For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Actual interest paid was $35.0 million and $25.8 million for the six month periods ended June 30, 1998 and June 30, 1997, respectively. Income taxes paid totaled $21.8 million and $54.1 million for the periods ended June 30, 1998 and June 30, 1997, respectively. Interest costs associated with the construction of capital assets, including the national fiber optic network, are capitalized. Total amounts capitalized for the first six months of 1998 and 1997 totaled $8.9 million and $5.5 million, respectively.

Note 9:    Commitments and Contingencies

  In connection with the Company's capital program, certain commitments have been made for the purchase of materials and equipment . In October 1996, construction began on the national fiber optic network. Total capital expenditures for 1998 are currently projected to be in the range of $590.0 million to $625.0 million. Through June 30, 1998, cumulative capital expenditures relating to the national fiber optic network totaled $350.0 million. At June 30, 1998 and December 31, 1997, respectively, $245.8 million and $238.2 million of deposits for the network build are included in the "Deferred and other assets" caption in the Consolidated Balance Sheets.

Item 2 - Management's Discussion of Results of Operations and Analysis of Financial Condition

For the Three and Six Months Ended June 30, 1998 and 1997

  The matters discussed throughout this Form 10-Q, except for historical financial results contained herein, may be forward-looking in nature or "forward-looking statements."
Actual results may differ materially from the forecasts or projections presented. Forward-looking statements are identified by such words as "expects," "anticipates,"
"believes," "intends," "plans" and variations of such words and similar expressions. The Company believes that its primary risk factors include, but are not limited to:
changes in the overall economy, the nature and pace of technological change, the number and size of competitors in the Company's market, changes in law and regulatory policy and the mix of products and services offered in the Company's markets. Any forward-looking statements in this June 30, 1998 Form 10-Q should be evaluated in light of these important risk factors. For additional disclosure regarding risk factors refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

DESCRIPTION OF BUSINESS

  Frontier Corporation (the "Company" or "Frontier") provides integrated telecommunications services to business, carrier and targeted residential customers nationwide, in Canada and the United Kingdom.

RESULTS OF OPERATIONS

  Consolidated revenues for the second quarter of 1998 and on a year-to-date basis were $648.3 million and $1.3 billion respectively, representing increases of $58.2 million or 9.9% and $112.6 million or 9.6% for the three and six month periods ended June 30, 1998. Excluding nonrecurring items, operating income was $80.8 million for the three months ended June 30, 1998 and $155.4 million for the six month period ended June 30, 1998 as compared to $74.0 million and $142.1 million for the three and six month periods ended June 30, 1997. Operating results continue to be positively impacted by revenue growth in several areas including Carrier Services, data revenue and Competitive Local Exchange Carrier ("CLEC") services. The most significant growth continues to be generated by the Carrier Services business. Carrier Services revenues grew $56.8 million or 56.5% over the second quarter of 1997, and $86.4 million or 41.0% over the first half of 1997. The Carrier Services group growth reflects a growing base of customers such as Level 3 Communications. The Company's agreement with Level 3 Communications provides Level 3 Communications additional bandwidth for IP-based applications and is expected to generate $165.0 million in incremental revenue for the Company over the five year term of the agreement.

  On a quarter-to-date and year-to-date basis, excluding nonrecurring charges, consolidated operating margins were consistent with 1997. Normalized for other charges, costs and expenses grew $51.4 million or 10.0% for the quarter ended period and $99.3 million or 9.7% for the year-to-date period. Increased expenses were primarily caused by revenue growth, a higher cost of access in our integrated services segment associated with the interim overlap of leased and owned facilities as the Company installs its national fiber optic network and additional funding required for data and CLEC initiatives. These increases are offset by improvements in selling, general and administrative expenses as a percent to revenue due to implementation of the restructuring plans announced in the fourth quarter of 1997, which resulted in the exiting of the prepaid business, the phase down of the Integrated Services consumer base and a refocusing of the Company's core product offerings.

  Operating results for 1998 and 1997 were affected by certain one-time events. In April 1998, the Company completed the sale of Minnesota Southern Cellular Telephone Company ("Minnesota RSA No. 10"), a wholly owned cellular partnership, and certain other properties. The sale of these properties resulted in a combined after-tax gain of $2.5 million, or $.01 per share. The income tax effect on the gain of $12.1 million is significantly impacted by the sale of Minnesota RSA No. 10 which resulted in nondeductible goodwill. In the first quarter of 1997, the Company also completed the sale of its 69.5% equity interest in the South Alabama Cellular Communications Partnership. The sale resulted in an after-tax gain of $11.2 million or $.07 per share. These cellular properties were not considered areas of key strategic focus by the Company.

  Results for the second quarter of 1998 also include the adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." ("SOP 98-5"). The cumulative effect of adopting SOP 98-5 was an after-tax charge of $1.8 million, net of applicable income taxes of $.8 million or $.01 per share. The charge is primarily attributed to unamortized start-up costs related to the product development costs associated with new business ventures.

  During the first quarter of 1998, the Company acquired GlobalCenter Inc., ("GlobalCenter") a leader in digital distribution, Internet and data services and recorded a pre-tax acquisition related charge of $6.5 million ($5.8 million after-tax) associated with the transaction. These charges include investment banker, legal fees and other direct costs.

  In March 1997, the Company recorded a $62.8 million charge, net of a tax benefit of $33.8 million, primarily related to the write-off of certain network costs no longer required for long distance traffic volumes. As a result of the decline in long distance traffic, an evaluation of the existing network was performed and facilities deemed no longer necessary to support the Company's revenue and traffic levels were identified.

  Excluding one-time events, diluted earnings per share for the quarter ended June 30, 1998 and six months ended June 30, 1998 was $.26 and $.49, respectively, as compared to $.23 and $.44 for the comparable 1997 periods. Consolidated net income for the same quarter-to-date and year-to-date periods was $45.2 million and $84.9 million in 1998 and $39.3 million and $75.0 million in 1997.

Integrated Services

  The Integrated Services segment provides domestic and international voice, data products, video and audio communications, digital distribution services, Internet service and other communications products to primarily small to mid-size business customers, carrier customers and targeted consumer markets. Results for this segment also include CLEC services, currently available in approximately 30 states, providing Frontier the ability to offer integrated local and long distance telephone service to approximately 70% of the United States.

  Integrated Services revenue totaled $464.7 million in the second quarter of 1998, an increase of $52.4 million or 12.7% as compared to the second quarter of 1997. On a year-to-date basis, revenue totaled $914.2 million as compared to $817.6 million in the same period in 1997. The increase in revenue is attributed to a growing base of carrier customers, CLEC services and data sales from Frontier GlobalCenter. Revenue increases are being offset by the sale of the prepaid business and de-emphasizing of consumer segment programs.

  During the second quarter of 1998, Carrier Services revenue grew $56.8 million or 56.5% over the same prior year period. On a year-to-date basis, Carrier Services revenue grew $86.4 million or 41.0% over 1997 due to an increase in the customer base and higher levels of usage. In March 1998, the Company entered into a significant fiber capacity contract with Level 3 Communications valued at over $165.0 million over five years. This contract should begin to yield revenue in the second half of 1998. As the national fiber optic network is completed, the Company anticipates further fiber capacity sales, swaps and exchanges.

  Frontier provides local service as a CLEC on both a resale and facility basis. The Company provides local services to its customers when long distance services are also provided. At the end of the first quarter of 1998, Frontier provided local services in areas covering approximately 50% of the business customers in the United States. Most of that coverage was provided via resale of the incumbent local exchange carriers. Within that footprint, CLEC service was provided from Frontier's own switches in New York, Boston and Minneapolis. During the second quarter of 1998, Frontier expanded its coverage to approximately two-thirds of the United States and turned up facilities based service in Seattle, Denver, Atlanta and Chicago. The Company anticipates providing facilities based service in thirteen metro areas in the second half of 1998 and ten additional cities during 1999. Facilities based service is being offered in cities that are on the Company's national fiber optic network, which will provide Frontier with the opportunity to expand its offerings of combined local and long distance services into additional markets and leverage the national fiber optic network. As of June 30, 1998, Frontier is serving in excess of 140,000 ANIs, or access lines, predominantly through resale in markets where it is not the incumbent local exchange carrier. At the end of the first quarter of 1998, Frontier was serving in excess of 116,000 ANIs. Revenue growth was 106.6% and 98.4% for the quarter ended and for the year ended June 30, 1998 as compared to the same prior year periods.

  Frontier GlobalCenter's revenue for the second quarter of 1998 was $10.4 million, an increase of $5.0 million, or 92.3% over the second quarter of 1997. On a year-to-date basis, Frontier GlobalCenter's revenue was $18.9 million, an increase of $9.3 million or 97.7% over the same period in 1997. Revenue growth continues to be driven by the digital distribution product. Sales to new customers such as Ziff Davis, the Washington Post, Newsweek, CNN/Sports Illustrated, Lucas Films and Home Box Office as well as new multi-year contracts from current customers, such as Yahoo! and Electronic Arts, are driving digital distribution revenue gains.

  Cost of access represented 64.8% of total Integrated
Services revenue for the second quarter of 1998 as compared to 61.5% for the same period in 1997. On a year-to-date basis, cost of access represented 64.3% of total Integrated
Services revenue as compared to 62.9% for the same 1997 period. The higher cost of access percentage is driven by an interim overlap of leased and owned facilities as the Company installs its national fiber optic network, as well as an increased mix of high volume carrier business.

  Construction of the Company's national fiber optic network is on schedule through the first half of 1998. However, certain segment delays are anticipated in the Qwest constructed portion of the Frontier network in the latter half of 1998 that would move the expected completion date of the national fiber optic network into the first half of 1999. The Company has further enhanced its national fiber optic network by expanding geographic coverage. Through a swap agreement with WTCI, Frontier will add 1,661 additional route miles from Seattle to Denver. This agreement will also provide the Company with a redundant SONET ring in the northwest United States, which is expected to further enhance the reliability and performance of the network. In addition, in July 1998, Frontier entered into an agreement with Williams Communications that will extend the national fiber optic network into the southeast United States. In aggregate, the Company's national fiber optic network will have 16,000 route miles. As of June 30, 1998, approximately 66% of the network being built by Qwest is carrying traffic.

  On July 31, 1998, the Company agreed to join as an initial party in the development and construction of a trans-Pacific fiber network from California to Japan made up of a number of restorable optic segments.

  Operating income for the second quarter of 1998 was $19.7 million, an increase of 24.2% over the second quarter of 1997. Operating margin as a percent of revenue for the three months ended June 30, 1998, increased from 3.9% in the second quarter of 1997 to 4.2% in the second quarter of 1998. On a year-to-date basis, excluding nonrecurring items, operating income increased 37.7% to $35.9 million. Operating margin as a percent of revenue increased from 3.2% in the first half of 1997 to 3.9% for the current year. The increase in operating margin is attributed to higher revenue and continuing improvement in the cost structure resulting from the implementation of its restructuring announced in the fourth quarter of 1997.

  Frontier anticipates that its operating margins will strengthen throughout 1998 and 1999, particularly in 1999, as the national fiber optic network is completed, as its higher margin data sales grow as a percent of the revenue mix and its cost structure continues to decrease as a percent of revenue with a focused product mix.

Local Communications Services

  Local Communications Services includes the Company's local telephone operations, consisting of 34 telephone operating subsidiaries in 13 states. Also included in this segment are revenues and expenses of Frontier Communications of Rochester Inc., a competitive telecommunications company formed January 1, 1995 that provides an array of services on a retail basis in the Rochester, New York marketplace. Consequently, the Local Communications Services segment includes both wholesale and retail local service provided in the Rochester, New York market.

  Revenues for Local Communications Services were $175.1 million in the three month period ended June 30, 1998, an increase of $8.1 million or 4.9% over the comparable period in 1997. For the six month period ended June 30, 1998, revenues were $348.2 million, an increase of $17.9 million or 5.4% over the comparable period in 1997. Access lines increased 2.7% over the prior year to 1,013,000 and access minutes of use increased 3.3% over the same prior year period. On a year-to-date basis, minutes of use increased 2.9% over the comparable 1997 period. Revenue growth during the first half of 1998 is also influenced by an increased demand for Internet services.

  Costs and expenses in the second quarter of 1998 for Local Communications Services were $110.0 million, an increase of $3.0 million or 2.8% over the second quarter of 1997. Costs and expenses for the first half of 1998 were $219.5 million, representing an increase of $8.8 million or 4.2% over the same period in 1997. The increase in costs and expenses is primarily attributed to increased depreciation expense, higher operating costs for repair and maintenance in 1998 and an increase in customer service costs due to access line growth. A portion of the repair and maintenance increase was caused by severe flooding and ice storms during the first half of 1998.

  Operating income was $65.1 million and $128.7 million for the three and six month periods ended June 30, 1998, respectively, representing increases of $5.2 million or 8.6%, and $9.0 million or 7.6% over the comparable three and six month periods in the prior year. Operating margins for the three months ended June 30, 1998 improved to 37.2% as compared to 35.9% in 1997. On a year-to-date basis, operating margins improved from 36.2% in 1997 to 37.0% in 1998. The favorable trend in operating margins reflects continuing improvements in operating efficiencies.

Corporate Operations and Other

  Corporate Operations is comprised of expenses traditionally associated with a holding company, including executive and board of directors' expenses, corporate finance and treasury, investor relations, corporate planning, legal services and business development. The Other category includes Frontier Network Systems Corp. ("FNSC"). FNSC markets and installs telecommunications systems and equipment. This segment also includes wireless operations from Minnesota RSA No. 10 and the Company's 69.5% interest in Alabama RSAs No. 4 and No. 6. The sale of Minnesota RSA No. 10 was finalized April 30, 1998. The Alabama interest was sold in January 1997.

  The Company completed its purchase of R.G. Data
Incorporated (renamed "Frontier Network Systems Corp." or
"FNSC") in February 1997. R.G. Data Incorporated was a privately held, upstate New York based computer and data networking equipment and services company.

  The change in results for this segment on both a quarter-to-date and year-to-date basis, are influenced by the sale of the Company's wireless properties and the addition of Frontier Network Systems Corporation in 1997.

Other Income Statement Items

  Interest Expense

  Interest expense was $12.6 million and $26.0 million in the three and six month periods ending June 30, 1998, representing increases of $.8 million and $3.6 million, respectively over the same periods in 1997. The overall increase in interest expense is the result of higher levels of debt outstanding and is partially offset by an increase in capitalized interest of $2.2 and $3.4 million, respectively during the same periods. The increase in capitalized interest and levels of debt outstanding is primarily attributable to the Company's capital program driven by the national fiber optic network build.

  Gain on Sale of Assets

   In April 1998, the Company completed the sale of Minnesota RSA No. 10 and certain other properties, which resulted in an after-tax gain of $2.5 million, or $.01 per share. On January 31, 1997, the Company completed the sale of its 69.5% equity interest in the South Alabama Cellular
Communications Partnership. The sale resulted in an after-tax gain of $11.2 million, or $.07 per share. The Company decided to redeploy resources into more strategic assets as the assets sold were not critical to the achievement of the Company's overall business strategy.

  Equity Earnings from Unconsolidated Wireless Interests

  The Company's minority interests in wireless operations and its 50% interest in the Frontier Cellular joint venture with Bell Atlantic are accounted for using the equity method. This method of accounting results in the Company's proportionate share of earnings being reflected in a single line item below operating income.

  Equity earnings from the Company's interests in wireless partnerships were $6.6 million and $4.3 million for the six month periods ended June 30, 1998 and 1997, respectively. The increase in equity earnings is attributable to continued operating efficiencies as well as an increase in the number of customers to approximately 347,000 as compared to 296,000 for the same period in 1997.

  Income Taxes

  The effective income tax rate (normalized for nonrecurring items) of 39.5% for the quarter ended June 30, 1998 and on a year-to-date basis are relatively consistent with the same periods in 1997. The effective income tax rates reported are impacted by the sale of Minnesota RSA No. 10 in the second quarter of 1998 which resulted in nondeductible goodwill, the sale of South Alabama Cellular in the first quarter of 1997 and acquisition related charges associated with the GlobalCenter transaction in the first quarter of 1998.

FINANCIAL CONDITION

Review of Cash Flow Activity

  Earnings before interest, taxes, depreciation and amortization ("EBITDA") is a common measurement of a company's ability to generate cash flow from operations.
EBITDA should be used as a supplement to, and not in place of, cash flow from operating activities. The Company's
EBITDA was $264.6 million and $243.7 million, excluding nonrecurring charges, for the six month periods ending June
30, 1998 and 1997, respectively. The increase in EBITDA corresponds with the improved operating results of the Company.

  Cash provided from operations for the six months ending June 30, 1998 increased $155.8 million to $220.3 million as a result of improved operating results as compared to the same period in the prior year. Changes in working capital projects include an increase in accounts receivable, accounts payable and taxes accrued and other liabilities, partially offset by a decrease in deferred income taxes. These increases are primarily driven by the growth of the business.

  Cash used for investing activities increased $105.9 million or 95.1%. This increase is being driven by an increase in cash expended for capital during the first six months of 1998 of $111.0 million or 75.2%, principally due to the national fiber optic network build. Cash utilized for capital expenditures was partially funded by the proceeds received from the sale of Minnesota RSA No. 10 in the second quarter of 1998 and the sale of the Company's equity interest in the South Alabama Cellular Communications partnership in the first quarter of 1997.

  Cash provided from financing activities increased $14.6 million or 44.2% during the first six months of 1998 as compared to the same period in 1997. This net inflow of cash is the result of increased commercial paper borrowings during the period which were driven by the Company's capital program as well as a refinancing of GlobalCenter debt subsequent to the acquisition of GlobalCenter in the first quarter of 1998.

Debt

  The Company's total debt amounted to $1,027.4 million at June 30, 1998, an increase of $82.8 million from December 31, 1997. This higher debt level is driven by the Company's capital program, including the national fiber optic network as well as the temporary restriction on dividend payments from the Company's subsidiary, Frontier Telephone of Rochester, Inc. ("FTR") as discussed on page 21.

Debt Ratio and Interest Coverage

  The Company's debt ratio (total debt as a percentage of total capitalization) was 50.8% at June 30, 1998, as compared with 49.2% at December 31, 1997. Pre-tax interest coverage, excluding nonrecurring charges, was 4.8 times for the six months ended June 30, 1998, as compared with 6.0 times for the same period in 1997.

Capital Spending

  Through June 1998, gross capital expenditures amounted to approximately $219.1 million, as compared to $150.5 million in the prior year. The Company currently projects its capital expenditures to be in the range of $590.0 million to $625.0 million in 1998. Through June 1998, cumulative capital expenditures relating to the national network totaled $350.0 million. The Company anticipates financing its capital program through a combination of internally generated cash from operations and external financing.

Year 2000 Issues

  The Company's Year 2000 ("Year 2K") project is intended to address potential processing errors in computer programs that use two digits (rather than four) to define the applicable year.

  Frontier has developed plans to assess and remediate key internally-developed computer systems so they will be Year 2K compliant in advance of December 31, 1999. The plan encompasses all operating properties as well as corporate headquarters. It also includes both IT and non-IT compliance. The plans cover the review, and either revision, or replacement, where necessary, of the Company's computer applications, telecommunications networks and building facility equipment that directly connect the Company's business with customers, suppliers and service providers. Implementation of the plan began in 1996 and the Company believes that a majority of its internally-developed IT systems are now compliant. Assessment and remediation is expected to be substantially complete by year end 1998, leaving 1999 for system testing, carrier interoperability testing and resolution of identified issues should they arise. These plans involve capital expenditures for new software and hardware, as well as costs to modify existing software.

  Costs of addressing potential Year 2K problems are not considered material to the Company's financial condition, results of operations or cash flows and, to date, have been consistent with planned expenditures. However, if the Company or its vendors are unable to resolve such processing issues in a timely manner, it could pose risks to the Company's business that could be material. Accordingly, the Company has devoted resources to resolve all significant identified Year 2K issues in a timely manner, and plans to make information available to customers and others related
to its Year 2K activities.   In addition, the Company is
engaged in communications with third party equipment and software vendors and suppliers of services to verify their Year 2K readiness, and it plans to engage in internetwork testing with other carriers in early 1999. Since the Company's own fiber optic network is expected to be substantially fully deployed well before December 31, 1999, the Company anticipates that the impact of other carriers who may experience business interruptions would be lessened, and is not currently expected to have any material adverse impacts on the Company. Contingency plans (if necessary) will be developed for critical systems if conversion or replacement projects fall behind schedule or if internetwork testing should identify significant risk issues.

Dividends

  On June 15, 1998, the Board of Directors declared the second quarter 1998 dividend of 22.25 cents per share on the Company's common stock, payable August 3, 1998 to shareholders of record on July 15, 1998.

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

  On June 17, 1998, the Financial Accounting Standards board issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities ("FAS 133") effective for fiscal years beginning after June 15, 1999. This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. Adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

  During the seven year period of the Open Market Plan, rate reductions of $21.0 million (the "Rate Stabilization Plan") will be implemented for Rochester area consumers, including $15.0 million of which occurred through 1997, and an additional $1.5 million which commenced in January 1998. Rates charged for basic residential and business telephone service may not be increased during the seven year period of the Plan. FTR is allowed to raise prices on certain enhanced products such as caller ID and call forwarding.

  The NYSPSC has issued a Notice Inviting Comments in which it has proposed to make further changes in pricing under the Open Market Plan. These pricing changes would reduce some prices to competitors for network elements and other offerings, but would also reduce the amount paid by FTR for reciprocal compensation. The issues being addressed by the NYSPSC have been under consideration since 1995. The Company cannot predict the ultimate impact of any NYSPSC action in this proceeding, although it is not expected to be material.

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

Dividend Policy

  The Open Market Plan prohibits the payment of dividends by the Company's subsidiary, FTR, to Frontier if (i) FTR's senior debt is downgraded to "BBB" by Standard & Poor's ("S&P"), or the equivalent rating by other rating agencies, or is placed on credit watch for such a downgrade, or (ii) a service quality penalty is imposed under the Open Market Plan. Dividend payments to Frontier also require the Company's directors to certify that such dividends will not impair FTR's service quality or its ability to finance its short and long-term capital needs on reasonable terms while maintaining an S&P debt rating target of "A".

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

  The temporary restriction of dividend payments to Frontier will remain in place until the NYSPSC is satisfied that FTR's
1997 and 1998 service levels demonstrate that FTR has rectified the service deficiency. The NYSPSC is currently examining service level data for the period 1993-1998 and may reopen the calculation of service levels for one or more of the prior years to determine whether additional regulatory action is appropriate. Weather and other events have adversely impacted service levels in recent months. Based on the level of customer complaints to the NYSPSC in 1996 and 1997, FTR will be required to refund approximately $150,000 in 1998. The NYSPSC has authority to determine that additional amounts will have to be refunded with respect to 1997, up to an additional $1.0 million, including the $150,000 previously discussed. FTR's service results for the remainder of 1998 will determine whether a refund will be required with respect to 1998. The Company has established reserves with respect to these refund issues at a level it considers reasonable.

Part II - Other Information

Item 1.      Legal Proceedings

  On June 11, 1992, a group of corporate plaintiffs consisting of Cooper Industries, Inc.; Keystone Consolidated Industries, Inc.; The Monarch Machine Tool Company; Niagara Mohawk Corporation and Overhead Door Corporation commenced an action in the United States District Court for the Northern District of New York seeking contribution from fifteen corporate defendants, including Rotelcom Inc., a wholly-owned subsidiary of the registrant held through intervening subsidiaries (now named Frontier Network Systems Corp. or FNSC). The plaintiffs seek environmental "response costs incurred by the plaintiffs pursuant to a consent decree entered into by plaintiffs with the United States Environmental Protection Agency (the "EPA"). Two additional defendants were named in 1994. In addition to FNS, the current defendants are: Agway, Inc.; BMC Industries, Inc.; Borg-Warner Corporation; Elf Atochem North America, Inc.; Mack Trucks, Inc.; Motor Transportation Services, Inc.; Pall Trinity Micro Corporation; The Raymond Corporation; Redding-Hunter, Inc.; Smith Corona Corporation; Sola Basic Industries, Inc.; Wilson Sporting Goods Company; Phillip A. Rosen; Harvey M. Rosen; City of Cortland and New York State Electric & Gas Corporation.

  The consent decree concerned the clean-up of an environmental Superfund site located in Cortland, New York. It is alleged that the corporate defendants disposed of hazardous substances at the site and are therefore liable under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). On November 21, 1997, the EPA issued a Proposed Remedial Action Plan" ("PRAP"). In the PRAP, the EPA outlined four alternative plans for remediating the site. The Company is presently evaluating the PRAP and will be consulting with the other defendants about a joint response to plaintiffs. There has been no allocation of liability as among or between the plaintiffs or defendants. The extent to which plaintiffs can recover any of these costs from the defendants, including FNSC, will be determined at trial or through negotiation among the parties.

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

     All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                           Numbers of Shares/Votes
Name                            For          Authority Withheld
-------------------------------------------------------------------
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

  The per-call compensation rate became effective on October 7, 1997. The FCC has yet to determine how to address the payphone compensation obligation for the period from November 7, 1996 through October 6, 1997. The Company intends to pursue challenges to the FCC order with other carriers. On July 15, 1998, an administrative complaint was filed by Bell Atlantic seeking $3.2 million in compensation for use of its payphones since October 7, 1997. The filing of the complaint has had no effect upon the position of the Company with respect to payphone compensation. The Company cannot predict the outcome of future proceedings.

Item 6.   Exhibits and Reports on Form 8-K

(a)       See Index to Exhibits for exhibits required by
          Item 601 of Regulation S-K.

  The Company hereby agrees to furnish the Securities and Exchange Commission a copy of each of the indentures or other instruments defining the rights of security holders of the long-term debt securities of the Company and any of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

(b)       Reports on Form 8-K.

  The Company filed the following reports on Form 8-K during the quarter ended June 30, 1998.

  SEC Filing Date       Item No.        Financial   Statements
  -------------------------------------------------------------
  June 17, 1998             5           Restated Consolidated Financial
                                        Statements at December 31, 1997,
                                        1996 and 1995 to reflect the
                                        combined financial position and
                                        results of operations resulting from
                                        pooling of interests merger with
                                        GlobalCenter Inc.

  No reports on Form 8-K were filed subsequent to the quarter ended June 30, 1998.

                                  SIGNATURES



  Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             FRONTIER CORPORATION
                             -------------------------
                             (Registrant)






Dated: August 13, 1998            /s/ Rolla P. Huff
                            By:   --------------------------
                                  Rolla P. Huff
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (principal financial officer)

                       FRONTIER CORPORATION
                         INDEX TO EXHIBITS



Exhibit
Number     Description                                 Reference
----------------------------------------------------------------------------
3.1       Restated Certificate of Incorporation  Incorporated by reference to
          dated January 24, 1995                 Exhibit 3.1 to Form 10-K
                                                 for the year ended
                                                 December 31, 1995

3.2       Amendment to Restated Certificate      Incorporated by reference to
          of Incorporation dated April 9, 1995   Exhibit 3.2 to Form 10-K
                                                 for the year ended
                                                 December 31, 1995

3.3       By-laws                                Incorporated by reference to
                                                 Exhibit 3.3 to Form 10-Q
                                                 for the quarter ended
                                                 March 31, 1998

4.1       Indenture between the Company and      Incorporated by reference to
          Manufacturers Hanover Trust Company,   Exhibit 4.12 to Form 10-K
          Trustee, dated September 1, 1986       for the year ended
                                                 December 31, 1986

4.2       First Supplemental Indenture to said   Incorporated by reference to
          Indenture with Manufacturers Hanover   Exhibit 4(b) to Registration
          Trust Company, Trustee, dated          Statement 33-32035
          December 1, 1989

4.3       10.46% Non-Negotiable Convertible      Incorporated by reference to
          Debenture due October 27, 2008 from    Exhibit 4.14 to Form 10-K
          the Company to The Walters Trust       for the year ended
                                                 December 31, 1988

4.4       9% Debenture due August 15, 2021       Incorporated by reference to
                                                 Exhibit 4.16 to Form 10-K
                                                 for the year ended
                                                 December 31, 1991

4.5       $250M Revolving Credit Agreement       Incorporated by reference to
          between the Company and Chase          Exhibit 4.5 to Form 10-K
          Manhattan Bank, N.A. dated August 9,   for the year ended
          1995.                                  December 31, 1995

4.6       Indenture between the Company and      Incorporated by reference to
          Chase Manhattan Bank, N.A., Trustee,   Exhibit 4.1 to Form 8-K
          dated 5/21/97, $300M 7.25% Notes due   dated May 23, 1997.
          May 15, 2004.

4.7       Supplemental Indenture between the     Incorporated by reference to
          Company and Chase Manhattan Bank,      Exhibit 4.7 to Form 10-K
          N.A. as Trustee, dated December 8, 1997, for the year ended
          $100M 6.25% Notes due December 15,       December 31, 1997.
          2009.

11        Statement re:  Computation of Diluted  Filed herewith
          Earnings Per Common Share (Unaudited)

27        Financial Data Schedule                Filed herewith