Form 10-Q
period 1998-09-30
FRONTIER CORP /NY/
filed 1998-11-13
CIK 84567

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

                              or

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

$1.00 Par Value Common Stock          171,613,869 shares as of
                                      October 31, 1998

                     FRONTIER  CORPORATION

                           Form 10-Q
                             Index
                                                               Page Number
Part I.     FINANCIAL INFORMATION

 Item 1. Financial Statements

         Business Segment Information for the three and nine
         months ended September 30, 1998 and 1997                   3

         Consolidated Statements of Income for the three and nine
         months ended September 30, 1998 and 1997                   4

         Consolidated Balance Sheets as of September 30, 1998
         and December 31, 1997                                      5

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1998 and 1997                          6

         Notes to Consolidated Financial Statements              7-11

 Item 2. Management's Discussion of Results of Operations
         and Analysis of Financial Condition                    12-23

Part II. OTHER INFORMATION

 Item 1. Legal Proceedings                                      24-25

 Item 5. Other Information                                      25-26

 Item 6. Exhibits and Reports on Form 8-K                          26

 Signature                                                         27

 Index to Exhibits                                              28-29

                 FRONTIER CORPORATION
             Business Segment Information
                      (Unaudited)

                                         3 Months Ended         9 Months Ended
                                          September 30,          September 30,
In thousands of dollars                1998         1997         1998     1997
--------------------------------------------------------------------------------
Integrated Services
Revenue
Commercial                         $  248,828   $  233,266   $  739,141  $  696,304
Consumer                               56,443       70,248      186,654     195,001
Carrier                               170,712      106,610      464,398     307,964
Exited business - Prepaid                   -       18,581            -      46,986
-----------------------------------------------------------------------------------
Total                              $  475,983   $  428,705   $1,390,193  $1,246,255
Cost of Access                        305,232      276,901      893,048     791,487
-----------------------------------------------------------------------------------
Gross Margin                       $  170,751   $  151,804   $  497,145  $  454,768
SG&A Expense                          118,022      117,395      357,391     349,022
Depreciation and Amortization          27,338       27,952       78,449      73,203
Operating Income (Loss):
Operating Income Before Other
Charges                            $   25,391   $    6,457   $   61,305  $   32,543
Other Charges                               -            -       (6,528)    (96,600)
-----------------------------------------------------------------------------------
Total Operating Income (Loss)      $   25,391   $    6,457   $   54,777  $  (64,057)
Capital Expenditures               $  103,768   $   61,965   $  244,692  $  156,893
Total Assets                       $1,566,865   $1,229,601   $1,566,865  $1,229,601
===================================================================================
Local Communications Services
Revenues                           $  176,436   $  166,772   $  524,639  $  497,089
Costs and Expenses                     88,150       79,631      251,138     235,623
Depreciation and Amortization          27,987       27,344       84,498      82,004
-----------------------------------------------------------------------------------
Operating Income                   $   60,299   $   59,797   $  189,003  $  179,462
Capital Expenditures               $   34,424   $   25,815   $   96,982  $   69,379
Total Assets                       $  985,551   $  895,316   $  985,551  $  895,316
===================================================================================

Corporate Operations and Other
Revenues                           $    5,789   $   11,044   $   23,690  $   30,869
Costs and Expenses                      9,778       11,530       35,331      33,287
Depreciation and Amortization             546          897        2,135       2,662
-----------------------------------------------------------------------------------
Operating Loss                     $   (4,535)  $   (1,383)  $  (13,776) $   (5,080)
Capital Expenditures               $   10,538   $    6,101   $   26,202  $   18,076
Total Assets                       $  272,780   $  232,374   $  272,780  $  232,374
===================================================================================
Consolidated
Revenues                           $  658,208   $  606,521   $1,938,522  $1,774,213
Costs and Expenses                    521,182      485,457    1,536,908   1,409,419
Depreciation and Amortization          55,871       56,193      165,082     157,869
-----------------------------------------------------------------------------------
Operating Income:
Operating Income Before Other
Charges                            $   81,155   $   64,871   $  236,532  $  206,925
Other Charges                               -            -       (6,528)    (96,600)
-----------------------------------------------------------------------------------
Total Operating Income             $   81,155   $   64,871   $  230,004  $  110,325
Capital Expenditures               $  148,730   $   93,881   $  367,876  $  244,348
Total Assets                       $2,825,196   $2,357,291   $2,825,196  $2,357,291
===================================================================================
  See accompanying Notes to Consolidated Financial Statements.

                 FRONTIER CORPORATION
           Consolidated Statements of Income
                      (Unaudited)

                                     3 Months Ended         9 Months Ended
In thousands of dollars,              September 30,          September 30,
 except per share data                1998     1997        1998       1997
--------------------------------------------------------------------------
Revenue
Integrated Services                $475,983 $428,705  $1,390,193 $1,246,255
Local Communications                176,436  166,772     524,639    497,089
Corporate Operations and Other        5,789   11,044      23,690     30,869
---------------------------------------------------------------------------
Total Revenue                       658,208  606,521   1,938,522  1,774,213

Costs and Expenses
Operating expenses                 505,270   470,568   1,489,306  1,365,721
Depreciation and amortization       55,871    56,193     165,082    157,869
Taxes other than income taxes       15,912    14,889      47,602     43,698
Other Charges                            -         -       6,528     96,600
---------------------------------------------------------------------------
Total Costs and Expenses           577,053   541,650   1,708,518  1,663,888
---------------------------------------------------------------------------
Operating Income                    81,155    64,871     230,004    110,325
Interest expense                    13,527    12,710      39,516     35,100
Other income:
Gain on sale of assets                 618         -      15,169     18,765
Equity earnings from                 5,167     3,676      11,803      7,949
unconsolidated wireless interests
Interest income                      1,064       859       3,453      2,368
Other income                         1,161     1,466       3,055      2,082
---------------------------------------------------------------------------
Income Before Taxes and
Cumulative Effect of
Change in Accounting Principle      75,638    58,162     223,968    106,389
Income tax expense                  29,881    25,711      96,634     50,506
---------------------------------------------------------------------------
Income Before Cumulative Effect
of Change in Accounting Principle 45,757 32,451 127,334 55,883 Cumulative effect of change in
accounting principle                     -         -       1,755          -
---------------------------------------------------------------------------

Consolidated Net Income             45,757    32,451     125,579     55,883
Dividends on preferred stock           251       253         754        764
---------------------------------------------------------------------------
Basic Income Applicable to Common
Stock                               45,506    32,198     124,825     55,119
Diluted earnings adjustment             90        90         270          -
---------------------------------------------------------------------------
Diluted Income Applicable
 to Common Stock                   $45,596   $32,288    $125,095    $55,119
===========================================================================
Basic Earnings Per Common Share
Income before cumulative effect
 of change in accounting principle $ .27 $ .19 $ .74 $ .33 Cumulative effect of change in
 accounting principle                    -         -         .01          -
---------------------------------------------------------------------------
Basic Earnings Per Common Share    $   .27   $   .19    $    .73    $   .33
Average Shares Outstanding         170,842   169,179     170,434    168,674
===========================================================================
Diluted Earnings Per Common Share
Income before cumulative effect
 of change in accounting principle $ .26 $ .19 $ .73 $ .33 Cumulative effect of change in
 accounting principle                    -         -         .01          -
---------------------------------------------------------------------------
Diluted Earnings Per Common Share  $   .26   $   .19    $    .72    $   .33
Average Shares Outstanding         174,696   170,206     173,865    169,527
===========================================================================
See accompanying Notes to Consolidated Financial Statements.

                 FRONTIER CORPORATION
              Consolidated Balance Sheets


                               September 30, December 31,
In thousands of dollars,                1998         1997
 except share data                (Unaudited)
---------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents         $   74,984  $   26,302
Accounts receivable, (less
allowance for uncollectibles
of $36,227 and $25,100,
respectively)                        435,090     380,324
Materials and supplies                13,093      12,312
Deferred income taxes                 30,300      33,948
Prepayments and other                 40,151      37,419
--------------------------------------------------------
     Total Current Assets            593,618     490,305
Property, plant and equipment,net  1,340,042   1,046,884
Goodwill and customer base, net      482,028     517,754
Deferred and other assets            409,508     446,574
--------------------------------------------------------
        Total Assets              $2,825,196  $2,501,517
========================================================
LIABILITIES AND SHAREHOLDERS'EQUITY
Current Liabilities
Accounts payable                  $  417,923  $  343,606
Dividends payable                     38,196      36,798
Debt due within one year               6,236       6,443
Taxes accrued                         41,330      16,023
Other liabilities                     60,351      90,108
--------------------------------------------------------
     Total Current Liabilities       564,036     492,978
Long-term debt                     1,108,919     934,681
Deferred income taxes                 38,071      10,927
Deferred employee benefits
 obligation                          101,856      88,562
--------------------------------------------------------
    Total Liabilities              1,812,882   1,527,148
--------------------------------------------------------

Shareholders' Equity
Preferred stock                       20,126      20,126
Common stock, par value $1.00,
authorized 300,000,000
shares; 171,614,860 shares and
170,503,300 shares
issued in 1998 and 1997,
respectively                         171,615     170,503
Capital in excess of par value       571,009     544,066
Retained earnings                    263,420     253,435
Accumulated other comprehensive
 income                                3,967       3,418
--------------------------------------------------------
                                   1,030,137     991,548
Less -
Treasury stock, 11,076 shares in
 1998 and 10,849 shares in 1997,
 at cost                                 315         231
Unearned compensation -
restricted stock plan                 17,508      16,948
--------------------------------------------------------
 Total Shareholders' Equity         1,012,314    974,369
--------------------------------------------------------
   Total Liabilities and
    Shareholders' Equity           $2,825,196 $2,501,517
========================================================
See accompanying Notes to Consolidated Financial Statements.

                       FRONTIER CORPORATION
               Consolidated Statements of Cash Flows
                            (Unaudited)
                                           9 Months Ended September 30,
In thousands of dollars                            1998             1997
---------------------------------------------------------------------------
Operating Activities
Net Income                                     $125,579         $ 55,883
-------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
    provided by operating activities:
   Other charges                                  6,528           96,600
   Cumulative effect of change in
    accounting principle                          1,755            -
   Depreciation and amortization                165,082          157,869
   Gain on sale of assets                       (15,169)         (18,765)
   Equity earnings from unconsolidated
    wireless interests                          (11,803)          (7,949)
   Other, net                                     5,970            3,162
   Changes in operating assets and
    liabilities, exclusive of impacts of
    dispositions and acquisitions:
     Increase in accounts receivable            (55,604)         (17,850)
      Increase in materials and supplies           (986)            (760)
     Increase in prepayments and other
      current assets                             (2,819)          (2,875)
     Increase in deferred and other assets      (21,155)         (15,155)
     Increase (decrease) in accounts payable     66,081          (47,082)
     Increase  (decrease) in taxes accrued
      and other liabilities                       7,921          (37,060)
     Increase (decrease) in deferred
      income taxes                               30,792          (29,135)
     Increase in deferred employee
      benefits obligation                        13,294           11,348
------------------------------------------------------------------------
 Total Adjustments                              189,887           92,348
------------------------------------------------------------------------
 Net Cash Provided by Operating Activities      315,466          148,231
------------------------------------------------------------------------

Investing Activities
Expenditures for property, plant
 and equipment                                 (306,406)        (179,392)
Deposit for capital projects                    (98,532)         (67,571)
Proceeds from asset sales                        42,250           32,889
Other investing activities                         (121)            (366)
------------------------------------------------------------------------
 Net Cash Used in Investing Activities         (362,809)        (214,440)
------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt        214,403          302,137
Repayments of debt                              (13,672)        (129,776)
Dividends paid                                 (113,695)        (107,824)
Treasury stock, net                                 (84)          (2,468)
Issuance of common stock, net                     9,086              721
Other financing activities                          (13)          (2,499)
------------------------------------------------------------------------
 Net Cash Provided by Financing Activities       96,025           60,291
 -----------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash
 Equivalents                                     48,682           (5,918)
Cash and Cash Equivalents at Beginning of Period 26,302           37,411
------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period     $ 74,984         $ 31,493
========================================================================
See accompanying Notes to Consolidated Financial Statements.

                             FRONTIER  CORPORATION
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Note 1: Consolidation

  The consolidated financial statements of Frontier Corporation (the "Company" or "Frontier") included herein, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended December 31, 1997 and the Form 8-K filed with the Securities and Exchange Commission on June 17, 1998 as a result of the Company's pooling of interests merger with GlobalCenter, Inc., effective February 27, 1998.

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

Note 2: Acquisitions

  On February 27, 1998, the Company acquired GlobalCenter, Inc. (renamed "Frontier GlobalCenter, Inc." or "GlobalCenter"), a leading provider in digital distribution, Internet and data services headquartered in Sunnyvale, California. Under the terms of the merger agreement, the Company acquired all of the outstanding shares of GlobalCenter. The total number of shares issued by the Company to effect the merger was 6.4 million. At the time of the merger, GlobalCenter had 1.1 million stock options and warrants outstanding as converted into Frontier equivalents. This transaction was accounted using the pooling of interests method of accounting and, accordingly, historical information has been restated to include GlobalCenter.
    Combined and separate results of Frontier Corporation and GlobalCenter were as follows:

                                        Frontier
In Millions                           Corporation   GlobalCenter   Combined
---------------------------------------------------------------------------
One month ended January 31, 1998
(unaudited)
Revenues                               $  205.5       $   2.5     $  208.0
Net income                             $   14.7       $  (1.0)    $   13.7
===========================================================================
Nine months ended September 30, 1997
(unaudited)
Revenues                               $1,759.7       $  14.5     $1,774.2
Net income                             $   69.0       $ (13.1)    $   55.9
===========================================================================

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

Note 3: Other Charges

   In the first quarter of 1998, the Company recorded a pre-tax charge of $6.5 million associated with the acquisition of GlobalCenter. These charges included investment banker, legal fees and other direct costs and were subsequently liquidated in the second quarter of 1998.

  In October 1997, the Company recorded a pre-tax charge of $86.8 million consisting of a restructuring charge of $43.0 million and a provision for asset and lease impairments of $43.8 million. The restructuring charge of $43.0 million was subsequently liquidated during 1998. The provision for asset and lease impairments primarily relates to long term assets and certain lease obligations the Company is in the process of disposing of, or exiting. These reserves are included in the "Other liabilities" caption in the Consolidated Balance Sheets.

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

Note 4: Gain on Sale of Assets

  In April 1998, the Company completed the sale of Minnesota Southern Cellular Telephone Company ("Minnesota RSA No. 10"), a wholly owned cellular partnership, and certain other properties. The sale of these properties resulted in a combined pre-tax gain of $15.2 million and an after-tax gain of $2.9 million. The income tax effect on these gains of $12.3 million is primarily impacted by the sale of Minnesota RSA No. 10 which resulted in nondeductible goodwill. On January 31, 1997, the Company completed the sale of its 69.5% equity interest in the South Alabama Cellular Communications Partnership which resulted in a pre-tax gain of $18.8 million.

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

  The following is a reconciliation of the denominator used in the computation of diluted earnings per share:


                                       3 Months Ended       9 Months Ended
                                        September 30,        September 30,
                                        1998    1997       1998       1997
--------------------------------------------------------------------------
Weighted Average Shares Outstanding  170,842 169,179    170,434    168,674
Options and Warrants                   3,351     524      2,928        853
Convertible Debentures (1)               503     503        503          -
--------------------------------------------------------------------------
Weighted Average Shares Outstanding  174,696 170,206    173,865    169,527
==========================================================================
(1) Convertible debentures were anti-dilutive for the nine months ended September 30, 1997.

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

                                         3 Months Ended     9 Months Ended
                                             Sept.30,          Sept.30,
In thousands of dollars                  1998      1997     1998       1997
---------------------------------------------------------------------------
Net income                             $45,757  $32,451 $125,579    $55,883
Foreign currency translation adjustment   (333)     373      549       (147)
---------------------------------------------------------------------------
  Total comprehensive income           $45,424  $32,824 $126,128    $55,736
===========================================================================

   At September 30, 1998 and December 31, 1997, "Accumulated other comprehensive income," as reflected in the Consolidated
Balance Sheets is comprised of the following:

                                       September 30,       December 31,
                                                1998               1997
  ---------------------------------------------------------------------
  Foreign currency translation adjustment     $  985            $  436
  Minimum pension liability                    2,982             2,982
  ---------------------------------------------------------------------
    Accumulated other comprehensive income    $3,967            $3,418
  =====================================================================

Note 7:   New Accounting Pronouncements

  The Company will adopt the provisions of FAS 131, " Disclosures about Segments of an Enterprise and Related Information," effective December 31, 1998. This statement establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. In the initial year of application, comparative information for earlier years will be restated if necessary. The Company is currently evaluating the disclosures that will be required by this statement.

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5") which requires that start-up costs be expensed as incurred. The Company adopted the provisions of SOP 98-5 in the second quarter of 1998. Accordingly, $1.8 million, net of applicable income taxes of $.8 million of unamortized start-up costs at December 31, 1997, have been expensed in the accompanying Consolidated Statements of Income and is reported as a cumulative effect of a change in accounting principle. These start-up costs are primarily related to product development costs associated with new business ventures.

  On June 17, 1998, the Financial Accounting Standards board issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. Adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

Note 8:      Cash Flows

  For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Actual interest paid was $45.0 million and $35.8 million for the nine months ended September 30, 1998 and September 30, 1997, respectively. Income taxes paid totaled $69.7 million and $57.3 million for the nine month periods ended September 30, 1998 and September 30, 1997, respectively. Interest costs associated with the construction of capital assets, including the optronics network, are capitalized. Total amounts capitalized for the first nine months of 1998 and 1997 totaled $13.8 million and $9.2 million, respectively.

Note 9: Commitments and Contingencies

  In connection with the Company's capital program, certain commitments have been made for the purchase of materials and equipment . In October 1996, construction began on the optronics network. Total capital expenditures for 1998 are currently projected to be in the range of $550.0 million to $650.0 million. At September 30, 1998 and December 31, 1997, respectively, $176.5 million and $238.2 million of deposits for the Company's optronics network build are included in the "Deferred and other assets" caption in the Consolidated Balance Sheets.

Item 2 - Management's Discussion of Results of Operations and Analysis of Financial Condition

                  For the Three and Nine Months
                Ended September 30, 1998 and 1997

  The matters discussed throughout this Form 10-Q, except for historical financial results contained herein, may be forward-looking in nature or "forward-looking statements." Actual results may differ materially from the forecasts or projections presented. Forward-looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans" and variations of such words and similar expressions. The Company believes that its primary risk factors include, but are not limited to: changes in the overall economy, the nature and pace of technological change, the number and size of competitors in the Company's market, changes in law and regulatory policy and the mix of products and services offered in the Company's markets. Any forward-looking statements in this September 30, 1998 Form 10-Q should be evaluated in light of these important risk factors. For additional disclosure regarding risk factors refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Form 8-K filed with the Securities and Exchange Commission on June 17, 1998 as result of the Company's pooling of interest merger with GlobalCenter, Inc., effective February 27, 1998.

DESCRIPTION OF BUSINESS

  Frontier Corporation (the "Company" or "Frontier") provides integrated telecommunications services including Internet IP and data applications, long distance, local telephone and wireless to business, carrier and targeted residential customers nationwide and in certain international countries.

RESULTS OF OPERATIONS

  Consolidated revenues for the third quarter of 1998 and on a year-to-date basis were $658.2 million and $1.9 billion respectively, representing increases of $51.7 million or 8.5% and $164.3 million or 9.3% over the three and nine month periods ended September 30, 1997. Excluding nonrecurring items, operating income was $81.2 million for the three months ended September 30, 1998 and $236.5 million for the nine month period ended September 30, 1998 as compared to $64.9 million and $206.9 million for the three and nine month periods ended September 30, 1997. Operating results continue to be positively impacted by revenue growth in Carrier Services, Data and Competitive Local Exchange Carrier ("CLEC") services. The most significant growth continues to be generated by the Carrier Services business. Carrier Services revenues grew $64.1 million or 60.1% over the third quarter of 1997, and $156.4 million or 50.8% over the first nine months of 1997. The growth in Carrier Services reflects a growing and diverse base of customers, such as Level 3 Communications. The Company's agreement with Level 3 Communications provides them with additional bandwidth for IP-based applications and is expected to generate $195.0 million in incremental revenue for the Company over the five year term of the agreement.

  On a quarter-to-date and year-to-date basis, excluding nonrecurring charges, consolidated operating income grew 25% and 14%, respectively, over the comparable prior year periods. Normalized for other charges, costs and expenses grew $35.4 million or 6.5% for the quarter ended period and $134.7 million or 8.6% for the year-to-date period. Expenses were driven primarily by an increase in service costs in the Local segment during the third quarter as well as a higher cost of access in the Integrated Services segment due to growth in Carrier Services. These increases are offset by improvements in selling, general and administrative expenses as a percent of revenue as a result of the restructuring plans announced in the fourth quarter of 1997, which entailed exiting of the company's prepaid business, the phase down of the Integrated Services residential consumer base and a refocusing of the Company's core product offerings.

  Results for 1998 and 1997 were affected by certain one-time events. In April 1998, the Company completed the sale of Minnesota Southern Cellular Telephone Company ("Minnesota RSA No. 10"), a wholly owned cellular partnership, and certain other properties. The sale of these properties resulted in a combined after-tax gain of $2.9 million, or $.02 per share. The income taxes in these transactions of $12.3 are primarily driven by a low tax basis in the Minnesota RSA No. 10 investment which was acquired in a tax free stock transaction and resulted in nondeductible goodwill. In the first quarter of 1997, the Company completed the sale of its 69.5% equity interest in the South Alabama Cellular Communications Partnership which resulted in an after-tax gain of $11.2 million or $.07 per share. These cellular properties were not considered to be key strategic assets of the Company.

  In the second quarter of 1998 the Company adopted Position 98-5, "Reporting on the Costs of Start-Up Activities." ("SOP 98-5"). The cumulative effect of adopting SOP 98-5 was an after-tax charge of $1.8 million, net of applicable income taxes of $.8 million or $.01 per share. The charge is primarily attributed to unamortized start-up costs related to the product development costs associated with new business ventures.

  During the first quarter of 1998, the Company recorded an after-tax charge of $5.8 million (net of taxes of $.7 million) associated with the acquisition of GlobalCenter, Inc. ("GlobalCenter") a leading provider of digital distribution, Internet and data services. These charges included investment banker, legal fees and other direct costs and were subsequently liquidated in the second quarter of 1998.

  In March 1997, the Company recorded a $62.8 million charge, net of a tax benefit of $33.8 million, primarily related to the write-off of certain network costs no longer required for the Company's long distance traffic volumes. As a result of the decline in long distance traffic, an evaluation of the existing network was performed and facilities deemed no longer necessary to support the Company's revenue and traffic levels were identified.

  Excluding one-time events, diluted earnings per share for the three and nine months ended September 30, 1998 were $.26 and $.75, respectively, as compared to $.19 and $.63 for the comparable 1997 periods. Consolidated net income for the same quarter-to-date and year-to-date periods was $45.4 million and $130.3 million in 1998 and $32.5 million and $107.4 million in 1997, normalized for nonrecurring items.

Integrated Services

  The Integrated Services segment provides domestic and international voice, data products, video and audio communications, digital distribution services, Internet service and other communications products to primarily small to mid-size business customers, carrier customers and targeted consumer markets. Results for this segment also include CLEC services, currently available in 31 states plus Washington D.C., providing Frontier the ability to offer integrated local and long distance telephone service to approximately 69% of the United States.

  Integrated Services revenue totaled $476.0 million in the third quarter of 1998, an increase of $47.3 million or 11.0% as compared to the third quarter of 1997. On a year-to-date basis, revenue totaled $1,390.2 million as compared to $1,246.3 million in the same period in 1997. The increase in revenue is attributed to a growing base of carrier customers, CLEC services and data revenue. Revenue increases are being offset by the sale of the prepaid business and the de-emphasis of selected consumer programs.

  During the quarter ended September 30, 1998, Carrier Services revenue grew $64.1 million or 60.1 % over the same prior year period. On a year-to-date basis, Carrier Services revenue grew $156.4 million or 50.8% over 1997. These increases are driven by both an increase in the customer base as well as higher levels of switched and dedicated traffic.
As the optronics network is completed, the Company anticipates further fiber capacity sales, swaps and exchanges such as the Level 3 Communications contract which includes a minimum commitment of $195.0 million over the five year contract term.

  Frontier provides local service as a CLEC on both a resale and facility basis. The Company provides local services to its customers when long distance services are also provided. At the end of the first quarter of 1998, Frontier provided local services in areas covering approximately 50% of the business customers in the United States. Most of that coverage was provided via resale of the incumbent local exchange carriers. Within that footprint, CLEC service was initially provided from Frontier's own switches in New York, Boston and Minneapolis. Since then, Frontier expanded its coverage to approximately two-thirds of the United States and turned up facilities-based service in Seattle, Denver, Atlanta and Chicago during the second quarter of 1998, and Cleveland and Dallas in the third quarter of 1998. The Company anticipates providing facilities-based service in a total of seventeen metro areas by the end of 1998 and thirty-two additional cities during 1999. Facilities-based service is being offered in cities that are on the Company's optronics network, which will provide Frontier with the opportunity to expand its offerings of combined local and long distance services into additional markets and leverage the optronics network. As of September 30, 1998, Frontier is serving in excess of 180,000 CLEC ANIs, or access lines as compared to 140,000 CLEC ANIs at then end of the second quarter of 1998. CLEC revenue growth was 126.5% and 108.7% for the three and nine months ended September 30, 1998, respectively as compared to the same prior year periods.

  Data Services' revenue reached $26.1 million in the third quarter of 1998, an increase of $20.6 million, or 378.5% over the third quarter of 1997. On a year-to-date basis, Data Services' revenue was $66.5 million, an increase of $51.5 million or 343.3% over the same period in 1997. The continued integration of Frontier GlobalCenter largely led to the year over year growth. In general, growth in Data Services revenue was driven by dedicated Internet, national frame relay and web hosting.

  Cost of access represented 64.1% of total Integrated Services revenue for the third quarter of 1998 as compared to 64.6% for the same period in 1997. On a year-to-date basis, cost of access represented 64.2% of total Integrated Services revenue as compared to 63.5% for the same 1997 period. The year-to-date higher cost of access percentage is primarily driven by growth in Carrier Services.

  Construction of the Company's optronics network was on schedule through the first half of 1998. However, delays in the completion of a small number of segments have moved the expected completion date of the network into the first half of 1999. Cost benefits are expected to be fully realized by the middle of 1999 as the SONET rings are closed and redundant leased costs are eliminated. The Company has further enhanced its optronics network by expanding its geographic coverage. Through a swap agreement with WTCI, Frontier will add 1,661 additional route miles from Seattle to Denver. This agreement will also provide the Company with a redundant SONET ring in the northwest United States, which is expected to further enhance the reliability and performance of the network. Additionally, in July 1998, Frontier entered into an agreement with Williams Communications that will extend Frontier's optronics network into the southeast United States. In aggregate, the Company's optronics network will have 16,000 route miles. As of September 30, 1998, approximately 69% of the original optronics network is carrying traffic. The Company anticipates that 90% of the original network will be carrying traffic by the end of the year.

  SG&A expense represented 24.8% of the total Integrated Services' revenue for the third quarter of 1998 as compared to 27.4% for the same period in 1997. On a year-to-date basis, SG&A expense represented 25.7% of the total Integrated Services' revenue as compared to 28.0% for the same 1997 period. The lower SG&A percentage is driven mainly by revenue growing at a higher level than SG&A due to both cost controls and a change in revenue mix away from consumer businesses.

  Operating income for the third quarter of 1998 was $25.4 million, an increase of 293.2% over the third quarter of 1997. Operating margin as a percent of revenue for the three months ended September 30, 1998, increased from 1.5% in the third quarter of 1997 to 5.3% in the third quarter of 1998. On a year-to-date basis, excluding nonrecurring items, operating income increased 88.4% to $61.3 million. Operating income as a percent of revenue increased from 2.6% to 4.4% for the year-to-date periods. The increase in operating margin is attributed to higher revenue and continuing improvement in the cost structure as a result of the implementation of the restructuring announced in the fourth quarter of 1997.

  Frontier anticipates that its operating margins will improve throughout 1998 and 1999, particularly in 1999, as the optronics network is completed, higher margin data sales grow as a percent of the revenue mix and cost structure continues to decrease as a percent of revenue with a more focused product mix.

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

  Revenues for Local Communications Services were $176.4 million in the three month period ended September 30, 1998, an increase of $9.7 million or 5.8% over the comparable period in 1997. For the nine month period ended September 30, 1998, revenues were $524.6 million, an increase of $27.6 million or 5.5% over the comparable period in 1997. Access lines increased 3.1% over the prior year to 1,024,000 and access minutes of use increased 3.9% over the same prior year period. On a year-to-date basis, minutes of use increased 3.2% over the comparable 1997 period. Revenue growth during the first nine months of 1998 is also influenced by an increased demand for Internet services and dedicated traffic growth.

  Costs and expenses in the third quarter of 1998 for Local Communications Services were $116.1 million, an increase of $9.2 million or 8.6% over the third quarter of 1997. Costs and expenses for the first nine months of 1998 were $335.6 million, representing an increase of $18.0 million or 5.7% over the same period in 1997. The increase in costs and expenses is attributable to service quality improvements during the quarter, increased depreciation expense, higher operating costs for repair and maintenance in 1998 and an increase in customer service costs due to access line growth. A portion of the repair and maintenance increase was caused by severe flooding and ice storms during the first half of the year as well as a severe windstorm during the third quarter at certain local properties.

  Operating income was $60.3 million and $189.0 million for the three and nine month periods ended September 30, 1998, respectively, representing increases of $.5 million or .8%, and $9.5 million or 5.3% over the comparable three and nine month periods in the prior year. Operating margins for the three and nine months ended September 30, 1998 are relatively consistent with the same periods in the prior year.

Corporate Operations and Other

  Corporate Operations is comprised of expenses traditionally associated with a holding company, including executive and board of directors' expenses, corporate finance and treasury, investor relations, corporate planning, legal services and business development. The Other category includes Frontier Network Systems Corp. ("FNSC"). FNSC markets and installs telecommunications systems and equipment. This segment also includes wireless operations of Minnesota RSA No. 10 and the Company's 69.5% interest in South Alabama Cellular Communications Partnership RSAs No. 4 and No. 6. The sale of Minnesota RSA No. 10 was finalized April 30, 1998. The Alabama interest was sold in January 1997.

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

Other Income Statement Items

  Interest Expense

  Interest expense was $13.5 million and $39.5 million for the three and nine month periods ending September 30, 1998, representing increases of $.8 million and $4.4 million, respectively over the same periods in 1997. The overall increase in interest expense is the result of higher levels of debt outstanding and is partially offset by an increase in capitalized interest of $1.2 and $4.5 million, respectively during the same periods. The increase in capitalized interest and levels of debt outstanding is primarily attributable to the Company's capital program driven by the optronics network.

  Gain on Sale of Assets

   During 1998, the Company completed the sale of Minnesota RSA No. 10 and certain other properties, which resulted in an after-tax gain of $2.9 million, or $.02 per share. On January 31, 1997, the Company completed the sale of its 69.5% equity interest in the South Alabama Cellular Communications Partnership which resulted in an after-tax gain of $11.2 million, or $.07 per share. The Company decided to redeploy resources into more strategic assets as the assets sold were not considered critical to the achievement of the Company's overall business strategy.

  Equity Earnings from Unconsolidated Wireless Interests

  The Company's minority interests in wireless operations and its 50% interest in the Frontier Cellular joint venture with Bell Atlantic are reported using the equity method of accounting which results in the Company's proportionate share of earnings being reflected in a single line item below operating income.

  Equity earnings from the Company's interests in wireless partnerships were $11.8 million and $7.9 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in equity earnings is attributable to continued operating efficiencies as well as an increase in the number of customers to approximately 362,000 as compared to 308,000 for the same period in 1997.

  Income Taxes

  The effective income tax rate (normalized for nonrecurring items) of 39.5% for the three and nine months ended September 30, 1998 decreased 4.7% and 2.2% over the same periods in 1997. This decrease in effective rates over the prior year is primarily attributable to the establishment of valuation allowances during 1997 for Frontier GlobalCenter. The use of Frontier GlobalCenter's net operating losses are subject to separate company limitation rules prior to its acquisition by the Company on February 27, 1998.

  Effective income tax rates as reported are impacted by certain nonrecurring items for the three and nine months ended September 30, 1998 and 1997. In 1997, the rates were affected by the sale of South Alabama Cellular Communications Partnership and the first quarter charge of $96.6 million related to the write-off of certain network costs no longer required for the Company's long distance traffic volumes. During 1998, the effective rates were primarily impacted by transaction costs associated with the GlobalCenter acquisition as well as the sale of Minnesota RSA No. 10 in the second quarter of 1998, which resulted in nondeductible goodwill.

FINANCIAL CONDITION

Review of Cash Flow Activity

  Earnings before interest, taxes, depreciation and amortization ("EBITDA") is a common measurement of a company's ability to generate cash flow from operations. EBITDA should be used as a supplement to, and not in place of, cash flow from operating activities. The Company's EBITDA was $401.6 million and $364.8 million, excluding nonrecurring charges, for the nine month periods ending September 30, 1998 and 1997, respectively. The increase in EBITDA corresponds with the improved operating results of the Company.

  Cash provided from operations for the nine months ended September 30, 1998 increased $167.2 million to $315.5 million as a result of improved operating results as compared to the same prior year period. Changes in working capital include an increase in accounts receivable, accounts payable, taxes accrued and other liabilities, and deferred income taxes. These increases are primarily driven by the growth of the business.

  Cash used for investing activities increased $148.4 million or 69.2% to $362.8 million. This increase is being driven by an increase in cash expenditures for capital projects during the first nine months of 1998 of $158.0 million or 64.0% and is principally due to the optronics network. Cash utilized for capital expenditures was partially funded by the proceeds received from the sale of Minnesota RSA No. 10 and certain other properties in the first nine months of 1998 and the sale of the Company's equity interest in the South Alabama Cellular Communications Partnership during 1997.

  Cash provided from financing activities increased $35.7 million or 59.3% during the first nine months of 1998 as compared to the same period in 1997. This net inflow of cash is primarily attributable to the issuance of $200.0 million of remarketable securities in September 1998 and is driven by the Company's capital program, as well as the temporary restriction on dividend payments from the Company's subsidiary, Frontier Telephone of Rochester ("FTR") as discussed on page 23.

Debt

  The Company's total debt amounted to $1,115.2 million at September 30, 1998, an increase of $174.0 million from December 31, 1997. This higher debt level is driven by the Company's capital program, including the optronics network as well as the temporary restriction on dividend payments from FTR.

Debt Ratio and Interest Coverage

  The Company's debt ratio (total debt as a percentage of total capitalization) was 52.4% at September 30, 1998, as compared with 49.2% at December 31, 1997. Pre-tax interest coverage, excluding nonrecurring charges, was 4.8 times for the nine months ended September 30, 1998, as compared with 5.0 times for the same period in 1997.

Capital Spending

  Through September 1998, gross capital expenditures amounted to approximately $367.9 million, as compared to $244.3 million in the prior year. The Company currently projects its capital expenditures to be in the range of $550.0 million to $650.0 million in 1998. The increase in capital expenditures over the comparable prior year period is primarily attributable to the optronics network build. The Company anticipates financing its capital program through a combination of internally generated cash from operations as well as external financing.

Year 2000 Issues

  The Company's Year 2000 ("Year 2K") project is intended to address potential processing errors in computer programs that use two digits (rather than four) to define the applicable year. The Company is providing Year 2K disclosure because its assessment of Year 2K issues, though extensive, is not yet complete, and because the issues, if unresolved by the Company and by the many unaffiliated carriers and other firms with whom the Company interconnects its networks or does business, could have impacts that are material. The Company addresses Year 2K issues in four areas:

  State of Readiness. Frontier has developed plans to assess and remediate key internally-developed computer systems so they will be Year 2K compliant in advance of December 31, 1999. The plan encompasses all operating properties as well as Frontier's corporate headquarters. It also includes both information technology ("IT") and non-IT compliance. The plans cover the review, and either modification, or replacement, where necessary, of the Company's computer applications, telecommunications networks, telecommunications equipment and building facility equipment that directly connect the Company's business with customers, suppliers and service providers. Implementation of the plan began in 1996 and the Company believes that a majority of its internally-developed IT systems are now compliant. Assessment and remediation is expected to be substantially complete by midyear 1999, leaving the remainder of 1999 for system testing, carrier interoperability testing and resolution of identified issues should they arise. These plans involve capital expenditures for new software and hardware, as well as costs to modify existing software. Initially, work with IT systems was given priority over work with non-IT systems, but the Company is comprehensively reviewing its non-IT Year 2K readiness as well, including communications with third parties who supply or maintain non-IT systems or significant non-IT subsystems.

  Costs.   To date, the Company has committed approximately
$7.2 million to Year 2K issues, and anticipates that it will spend an additional $4.8 million in the remainder of 1998 and during 1999. This includes costs directly related to Year 2K assessment and remediation and the replacement of non-compliant systems, including acceleration of replacement of non-compliant systems due to Year 2K issues. A substantial portion of the total amount has been used for third party
assistance in assessment and remediation.   The source of
these funds is cash generated from operations. The Year 2K projects have not caused the Company to forego or defer, to any material degree other critical IT projects. To date, the costs of addressing potential Year 2K problems are not considered material to the Company's financial condition, results of operations or cash flows and have been consistent with planned expenditures.

  Risks.   The Company is engaged primarily in
telecommunications lines of business, and therefore connects directly and indirectly with thousands of other carriers, inside and outside the United States. These connections are made through switching offices of the Company and the other carriers. The switching offices were manufactured by and often maintained by third parties. While many other carriers have announced plans to engage independently in Year 2K assessment and remediation for their networks, there is a risk that some carriers will not address or resolve Year 2K issues, and that telecommunications will therefore be affected. If this were to occur, it is likely that the Company would be affected only to the same degree as the other carriers in the telecommunications industry. A Year 2K failure in the network of smaller carriers would not be likely to have a significant impact on telecommunications generally, or on the Company. However, addressing these risks is outside the Company's
control.   In addition, the Company is unable at this time to
assess the degree to which the manufacturers of switches and similar equipment have completed their assessment and remediation of such equipment and its associated software with respect to any other carriers. Another risk to the Company arises with respect to the timely completion of Year 2K remediation for the processing that occurs in the Company's IT and non-IT systems. If the Company or its vendors are unable to resolve such processing issues in a timely manner, it could pose independent risks to the Company's business that could be material. Accordingly, the Company has devoted resources it believes to be adequate to resolve all significant identified Year 2K issues in a timely manner, and has undertaken plans to make information available to customers and others related to its Year 2K activities. Consistent with the practice of other carriers, the Company generally has declined to provide Year 2K compliance warranties or other Year 2K-related contractual promises to customers or other persons. In addition, the Company is engaged in communications with third party equipment and software vendors and suppliers of services to verify their Year 2K readiness, and plans to engage in internetwork testing with other carriers in early 1999. Since the Company's own optronics network is expected to be substantially deployed well before December 31, 1999, the Company anticipates that the impact of other carriers who may experience business interruptions would be lessened, and such interruptions are not currently expected to have material adverse impacts on the Company.

  Contingency Plans.   The Company consistently monitors the
progress of its Year 2K program. The Company currently anticipates that it will resolve its Year 2K issues before the end of 1999, with the exception of any issues that involve other carriers and are outside of its control. During 1999, the Company will also monitor efforts undertaken through regulatory agencies and industry groups to assure that Year 2K preparations are completed in a timely manner. Contingency plans (if necessary) will be developed for critical systems if conversion or replacement projects fall behind schedule, or if internetwork testing should identify significant risk issues, or if broader industry concerns emerge that management concludes require such action.

Dividends

  On August 24, 1998, the Board of Directors declared the third quarter 1998 dividend of 22.25 cents per share on the Company's common stock, payable November 2, 1998 to shareholders of record on October 15, 1998.

New Accounting Pronouncements

  The Company will adopt the provisions of Financial Accounting Standards Board ("FAS") Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective December 31, 1998. This statement establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. In the initial year of application, comparative information for earlier years will be restated if necessary. The Company is currently evaluating the disclosures that will be required by this statement.

     On June 17, 1998, the Financial Accounting Standards board issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. Adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

OTHER ITEMS

Open Market Plan

  The Company began its fourth year of operations under the Open Market Plan in January 1998. The Open Market Plan promotes telecommunications competition in the Rochester, New York marketplace by providing for (1) interconnection of competing local networks including reciprocal compensation for terminating traffic, (2) equal access to network databases,
(3) access to local telephone numbers, (4) service provider telephone number portability, and (5) certain wholesale discounts to resellers of local services. The inherent risk associated with opening the Rochester market to competition is that some customers are able to purchase services from competitors, which may reduce the number of retail customers and potentially cause a decrease in the revenues and profitability for the Company. Increased competition may also lead to additional price decreases for services, adversely impacting the Company's margins. However, results since implementation of the Open Market Plan indicate that a stimulation of demand in the use of the network and new product revenue may offset the losses of some retail customers. An additional positive feature of the Open Market Plan provides that the Company can retain additional earnings achieved through operating efficiencies. Previously, these earnings would have been shared with customers. After three years of operating in a competitive marketplace, the Rochester local exchange carrier retains a market share of approximately 98% of wholesale and approximately 96% of retail local service access lines in the Rochester, New York operating territory.

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

  On October 15, 1998, the NYSPSC approved a proposal by FTR for revision of its service incentive plan that:

  - requires a rebate of $8.00 per customer to resolve all service penalties for 1997 and 1998,
  - establishes a rebate/client program for missed appointments, and
  - increases the amounts at risk for the period 1999-2001 should the Company fail to meet service levels.

     The Company also has committed to increase capital expenditures to a minimum of $80.0 million in 1998 and to add employees in service-affecting areas.

  The temporary restriction of dividend payments to Frontier will remain in place until the NYSPSC is satisfied that FTR's service levels demonstrate that FTR has rectified the service deficiency.

Part II - OTHER INFORMATION

Item 1.      Legal Proceedings

  On June 11, 1992, a group of corporate plaintiffs consisting of Cooper Industries, Inc.; Keystone Consolidated Industries, Inc.; The Monarch Machine Tool Company; Niagara Mohawk Corporation and Overhead Door Corporation commenced an action in the United States District Court for the Northern District of New York seeking contribution from fifteen corporate defendants, including Rotelcom Inc., a wholly-owned subsidiary of the registrant held through intervening subsidiaries (now named Frontier Network Systems Corp. or FNSC). The plaintiffs seek environmental "response costs incurred by the plaintiffs pursuant to a consent decree entered into by plaintiffs with the United States Environmental Protection Agency (the "EPA"). Two additional defendants were named in 1994. In addition to FNSC, the current defendants are: Agway, Inc.; BMC Industries, Inc.; Borg-Warner Corporation; Elf Atochem North America, Inc.; Mack Trucks, Inc.; Motor Transportation Services, Inc.; Pall Trinity Micro Corporation; The Raymond Corporation; Redding-Hunter, Inc.; Smith Corona Corporation; Sola Basic Industries, Inc.; Wilson Sporting Goods Company; Phillip A. Rosen; Harvey M. Rosen; City of Cortland and New York State Electric & Gas Corporation.

  The consent decree concerned the clean-up of an environmental Superfund site located in Cortland, New York. It is alleged that the corporate defendants disposed of hazardous substances at the site and are therefore liable under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). On November 21, 1997, the EPA issued a Proposed Remedial Action Plan" ("PRAP"). In the PRAP, the EPA outlined four alternative plans for remediating the site. Recently, a number of parties, excluding the Company, have reached agreement with the EPA to fund certain future remedy costs at the site consistent with the PRAP. There has been no allocation of liability by the Court as among or between the plaintiffs or defendants.

  Since February 1994, a significant number of former American Sharecom, Inc. ("ASI") shareholders have filed and amended several and various complaints in Hennepin County (Minnesota) District Court. Included among the defendants are ASI, its former principal shareowners, Steven Simon and James Weinert, and Frontier. These suits allege generally that Simon and Weinert, with and through ASI, embarked upon a scheme to gain control of ASI and acquire all of its stock through common law fraud, breach of fiduciary duty and certain violations of the Minnesota Business Corporation Act. This Act requires shareowners in a closely held corporation to act fairly toward one another and refrain from misappropriation. Another action by a few former ASI shareholders who dissented from the cashout merger that finally took ASI private was recently dismissed by the federal court in Minnesota. The claims against Frontier maintain only that Frontier controls the disposition of the restricted Frontier stock which was issued to Simon and Weinert in connection with the acquisition of ASI and that such stock should be held in trust for the benefit of the plaintiffs. At this time Simon and Weinert have negotiated settlements with the majority of former ASI shareholders who had asserted claims.

  Although it is too early to determine the outcome of the remaining lawsuits, Frontier, ASI and the other defendants each are contesting the claims. In connection with the acquisition of ASI by Frontier, Simon and Weinert agreed to indemnify and defend the Company for these claims.

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

Item 5.  Other Information

  On October 9, 1997, the Federal Communications Commission ("FCC") ordered carriers that receive "dial around" calls from payphones (certain calls sent without coins as 800 or other calls, with special access codes) to compensate payphone owners at the rate of 28.4 cents per completed call.

  The per-call compensation rate became effective on October 7, 1997. The FCC has yet to determine how to address the payphone compensation obligation for the period from November 7, 1996 through October 6, 1997. The Company intends to pursue challenges to the FCC order with other carriers. On July 15, 1998, an administrative complaint was filed by Bell Atlantic seeking $3.2 million in compensation for use of its payphones since October 7, 1997. On August 17, 1998, an administrative complaint was filed by Ameritech with the FCC seeking $1.9 million in compensation for the use of its payphones since October 7, 1997. On September 1, 1998, SBC Communications filed an administrative complaint with the FCC seeking $3.3 million in compensation for the use of its payphones since October 7, 1997. The filing of the complaints has had no effect upon the position of the Company with respect to payphone compensation. The Company cannot predict the outcome of future proceedings.

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

(b)       Reports on Form 8-K.

  The Company filed the following report(s) on Form 8-K during the quarter ended September 30, 1998.

  SEC Filing Date       Item No.                Financial Statements
  ------------------------------------------------------------------
  September 21, 1998         7                  Financial Statements and
                                                Exhibits

  No reports on Form 8-K were filed subsequent to the quarter ended September 30, 1998.

                           SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             FRONTIER CORPORATION
                      ------------------------------------
                             (Registrant)






Dated: November 13, 1998          /s/ Rolla P. Huff
                            By:   --------------------------------
                                  Rolla P. Huff
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (principal financial officer)

                           FRONTIER CORPORATION
                            INDEX TO EXHIBITS


Exhibit
Number     Description                             Reference
-----------------------------------------------------------------------
3.1       Restated Certificate of Incorporation  Incorporated by reference to
          dated January 24, 1995                 Exhibit 3.1 to Form 10-K
                                                 for the year ended
                                                 December 31, 1995

3.2       Amendment to Restated Certificate      Incorporated by reference to
          of Incorporation dated April 9, 1995   Exhibit 3.2 to Form 10-K
                                                 for the year ended
                                                 December 31, 1995

3.3       By-laws                                Filed herewith

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

4.7       Supplemental Indenture between the     Incorporated by reference to
          Company and Chase Manhattan Bank, N.A. Exhibit 4.7 to Form 10-K
          as Trustee, dated December 8, 1997,    for the year ended
          $100M 6.25% Notes due December 15,     December 31, 1997.
          2009.

11        Statement re:  Computation of Diluted  Filed herewith
          Earnings Per Common Share (Unaudited)

27        Financial Data Schedule                Filed herewith