Form 10-K
period 1998-12-31
FRONTIER CORP /NY/
filed 1999-03-26
CIK 84567

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

------------------------------------------------------------------------------
Title of Class                       Name of each exchange on which registered
------------------------------------------------------------------------------
Common Stock, par value $1.00 per share             New York Stock Exchange
------------------------------------------------------------------------------

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1999 is $6,113,615,520. The number of shares outstanding of Frontier Corporation's common stock (Par Value $1.00 per share) as of the close of March 1, 1999 is 172,277,729 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's 1998 Annual Report to Shareholders including Management's Discussion of Results of Operations and Analysis of Financial Condition, Consolidated Financial Statements and Notes to Consolidated Financial Statements, as presented in Exhibit No. 13 of this Form 10-K, are incorporated by reference in Parts I, II and IV hereof.

(2) Portions of the Notice of Annual Meeting and Proxy Statement issued by the registrant in connection with its Annual Meeting of Shareholders to be held April 29, 1999, as presented in Exhibit No. 99 of this Form 10-K, are incorporated by reference in Part III hereof.

PART I

ITEM 1.  BUSINESS

General

     Frontier Corporation ("Frontier" or the "Company") provides integrated telecommunications services including Internet, Internet Protocol ("IP") and data applications, long distance, local telephone and enhanced services to business, carrier, web-centric and targeted residential customers nationwide and in certain international countries. Although certain of its subsidiaries date to 1899, the Company was incorporated in 1920 under the laws of New York State to take over and unify the properties of a predecessor company and certain properties of the New York Telephone Company which were located in the same general territory. Frontier is headquartered in Rochester, New York. Through its Integrated Services segment, the Company is one of the nation's largest long distance companies. This segment provides domestic and international voice, data products, video and audio communications, digital distribution services, Internet service and other communications products to primarily small to mid-size business customers, carrier customers, web-centric customers and targeted consumer markets. The Company's Local Communications Services segment consists of 34 local telephone companies, which as of December 31, 1998, serve over one million access lines in thirteen states and is one of the largest local exchange service providers in the United States. The Corporate Operations and Other segment includes expenses traditionally associated with a holding company, including executive and board of directors' expenses, corporate finance and treasury, investor relations, corporate planning, legal services and business development. The Other category includes Frontier Network Systems ("FNS"). FNS markets and installs telecommunications systems and equipment. This segment previously included the wireless operations of Minnesota Southern Cellular Telephone Company ("Minnesota RSA No. 10") and the Company's 69.5% interest in South Alabama Cellular Communications Partnership RSAs No. 4 and No. 6 ("Alabama RSA No. 4 and No. 6"). The sale of Minnesota RSA No. 10 was finalized April 30, 1998. The Alabama interest was sold in January 1997. The Company also owns a 50% interest in Frontier Cellular, a wireless joint venture with Bell Atlantic in upstate New York and Pennsylvania that is managed by the Company, and is accounted for using the equity method of accounting. This method of accounting results in the Company's proportionate share of earnings being reflected in the "Other income" section of the Consolidated Statements of Income.

Merger Agreement with Global Crossing

     On March 17, 1999, the Company announced a definitive merger agreement to be acquired by Global Crossing Ltd. ("Global Crossing"), the owner and operator of the world's first independent global fiber-optic network. The transaction is currently valued at $11.2 billion based on the March 16, 1999 closing price of Global

Crossing shares. The combination of the two companies will create a global Internet Protocol-based fiber-optic network able to provide customers with integrated worldwide Internet, data, long distance, local telephone and conferencing services. Based on already announced networks, the combination will have 71,000 route miles, over 1 million fiber miles, and offer ultra-high bandwidth to 159 cities in 20 countries. It will offer global voice, web hosting, private line, ATM and Internet services.

     Under the terms of the transaction, which has been unanimously approved by the Boards of Directors of both companies, Frontier shareholders will receive Global Crossing common shares valued at $62 per Frontier share, as long as Global Crossing shares trade within a range of $34.56 to $56.78 per share (the "collar") during a price period prior to closing. Outside the collar, Frontier shareholders will receive a fixed number of Global Crossing shares, 1.0919 shares at the top end of the collar and 1.7939 at the bottom of the collar. In connection with the transaction, Frontier has granted Global Crossing an option to acquire up to 19.9% of its outstanding shares at $62 per share as well as a break-up fee if the merger is terminated for certain reasons.

     Based on market prices as of March 16, 1999, the merged company will be approximately two-thirds owned by current Global Crossing shareholders and one-third owned by current Frontier shareholders. The transaction is expected to qualify as a tax-free reorganization to the Frontier shareholders and is anticipated to be accounted for as a purchase. This transaction is subject to approval by shareholders of both companies, the Federal Communications Commission, state and other regulatory authorities. It is expected that the transaction will be completed in the third quarter of 1999.

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

  In 1997, the Company's strategy was defined and actions have been taken to move toward the goal of becoming a market-driven business. During the fourth quarter of 1997, the Company began to divest certain nonstrategic assets and operations. These actions included the sale of a portion of the Company's retail prepaid calling card business to SmarTalk Teleservices Inc. in December 1997, the sale of the Minnesota and Alabama facilities-based cellular businesses in 1998 and 1997, respectively, as well as the sale of certain other nonstrategic assets during 1998. The Company continues to evaluate the strategic value of other assets and additional sales are expected from time to time.

  Construction of the Company's Optronics network, as originally announced in 1996, was on schedule through the first half of 1998. However, delays in the completion of a small number of segments have moved the expected completion date of the network into the first half of 1999. Most segments are now complete and in operation. The Company made a commitment to extend this network in 1998, and
that extension is expected to be completed in late 1999.   Through swap
agreements with Enron Communications and WTCI, Frontier will add approximately 4,000 additional route miles in the western half of the United States. These agreements will also permit the Company to establish additional redundant SONET rings, further enhancing the reliability and performance of the network. In addition, in July 1998, Frontier entered into an agreement with Williams Communications, Inc. to construct an extension of the network into the southeastern United States. In aggregate, the Company's Optronics network will have approximately 20,000 route miles. As of December 31, 1998, approximately 74% of the original 13,000 route mile Optronics network is carrying traffic. Continuing network integration efforts are expected to further reduce future network costs as well as provide new revenue opportunities for the Company.

  The combined technology of the Optronics network and the Nortel DMS-500 switches installed at strategic locations along the network will enable the Company to expand its ability to provide integrated local and long distance services nationwide. In 1998, the Company added ATM and IP capabilities to the Optronics network which will provide greater speed and service for data products. In the fourth quarter of 1997, the Company also introduced a nationwide frame relay product. This product complements the Company's voice services business with a portfolio of additional data services products. This technology makes Frontier a nationwide facilities-based provider of integrated local, long distance and data services.


Legislative and Regulatory Matters

     The competitive evolution of the telecommunications industry has resulted in a changing regulatory framework. In general, state regulatory agencies exercise authority over the prices charged for the provision of local telephone and intrastate long distance services, the quality of service provided, the issuance of securities, the construction of facilities and other matters. Each of Frontier's local telephone service companies is regulated by the public utility regulatory agency of the state in which that company provides local telephone service and by the Federal

Communications Commission ("FCC"). To a lesser extent, the Company's interstate long distance business is also subject to FCC and state jurisdiction.

(a) Telecommunications Act of 1996. The Telecommunications Act of 1996 ("Telecommunications Act") was enacted on February 8, 1996. This landmark legislation significantly modified the Communications Act of 1934 and established a framework for increased competition in the Local and Integrated Services segments of the Company's business. The Company views this legislation as favorable to its operations because Frontier has been able to enter new markets to provide local service as a competitive local exchange carrier ("CLEC"), as well as derive other benefits from the elimination of barriers to competition. In addition to its established local telephone and long distance base, Frontier has been authorized to provide competitive local services in 33 states, plus Washington D.C., as of December 31, 1998 and has commenced operations in 32 of these states.

     On August 8, 1996, the FCC released a First Report and Order (the "First Report and Order") in a core rulemaking proceeding to implement the Telecommunications Act. The First Report and Order established guidelines to promote local competition, affecting the Company and all other competitors in local telecommunications markets. On July 18, 1997, the U.S. Circuit Court of Appeals for the Eighth Circuit reversed portions of the First Report and Order that provided for pricing based primarily on forward looking, rather than historical costs, and that would have provided the FCC with substantially more authority over the compliance by local telephone companies with provisions of the Telecommunications Act. On January 25, 1999, the United States Supreme Court revised, in substantial part, the Eighth Circuit's decision. The Supreme Court affirmed the FCC's authority to promulgate rules governing the methodology
by which pricing decisions are to be made.   The Court also found that the
Eighth Circuit should not have addressed the issue regarding the FCC's jurisdiction to enforce compliance with the Act because this issue was not ripe for review. Finally, the Court held that the FCC had not followed the statutory test for determining which network elements incumbent local exchange carriers were required to unbundle and ordered the matter sent back to the FCC for further consideration. Action at the FCC is pending.

     The Act also requires the FCC to restructure the manner in which universal service support payments are established and distributed. On May 7, 1997, the Commission substantially adopted the recommendation of a Federal-State Joint Board released on November 8, 1996 with respect to universal service. The FCC's order increased the amount of financial support to be dedicated to universal service programs. The Commission has released numerous subsequent orders that have modified its original decisions. Further action is anticipated in this area.

     On May 16, 1997, the Commission adopted an order that substantially modified the structure by which local exchange carriers are compensated for access to and use of their networks. This order was implemented effective January 1, 1998. In general, this order encouraged the recovery of some costs that had previously been recovered through usage-based charges to be recovered through fixed charges. The FCC has postponed implementation of portions of the order and additional change is considered likely.

     On October 9, 1997, the FCC ordered carriers that receive "dial around" calls from payphones (certain calls sent without coins, such as 800 or other calls, with special access codes) to compensate payphone owners at the rate of
28.4 cents per completed call. The Court of Appeals for the District of Columbia Circuit found that the FCC had failed to justify this rate and sent the matter back to the FCC for further consideration. On February 4, 1999, the FCC set the "dial around" compensation rate at 24 cents per completed call retroactive to October 7, 1997. This decision is subject to reconsideration and appeal.

     The FCC has yet to determine how to address the payphone compensation obligation for the period from November 7, 1996 through October 6, 1997. The Company is considering whether to pursue challenges to the FCC order with other carriers in light of the FCC's February 4, 1999 order. On July 15, 1998, an administrative complaint was filed by Bell Atlantic Corp. seeking $3.2 million in compensation for use of its payphones since October 7, 1997. On August 17, 1998, an administrative complaint was filed by Ameritech Corp. with the FCC seeking $1.9 million in compensation for the use of its payphones since October 7, 1997. On September 1, 1998, SBC Communications Inc. filed an administrative complaint with the FCC seeking $3.3 million in compensation for the use of its payphones since October 7, 1997. On November 24, 1998, U S West Communication Group filed an administrative complaint seeking $2.5 million in compensation for the use of its payphones since October 7, 1997. The filing of the complaints has had no effect upon the position of the Company with respect to payphone compensation. The Company cannot predict the ultimate outcome of any of these FCC proceedings.

(b) State Proceedings -- General. A number of states in which the Company has local or long distance operations are conducting proceedings related to the ground rules under which carriers may operate in an increasingly competitive environment. The issues that the regulatory agencies are examining include unbundling of local network elements, local interconnection obligations, dialing parity for intra-LATA (or short-haul) toll traffic, local number portability, resale of local exchange service and universal service. The Company cannot, at this time, predict how these proceedings will ultimately be resolved, nor when decisions will be forthcoming. On balance, the actions taken reflect reasonable steps consistent with the procompetitive objectives of the Telecommunications Act.

(c) Open Market Plan. The Company began its fifth year of operations under the Open Market Plan in January 1999. The Open Market Plan promotes telecommunications competition in the Rochester, New York marketplace by providing for (1) interconnection of competing local networks including reciprocal compensation for terminating traffic, (2) equal access to network databases, (3) access to local telephone numbers, (4) service provider telephone number portability, and (5) certain wholesale discounts to resellers of local services. Results since implementation of the Open Market Plan are considered to have been constructive for the Company as a whole.

     During the seven year period of the Open Market Plan, the Company will not be regulated by rate-of-return regulation, but instead, will be regulated under pure price cap regulation. Over this period, planned rate reductions of $21.0 million (the "Rate Stabilization Plan") will be implemented for Rochester area consumers, including $16.5 million of which occurred through 1998, and an additional $1.5 million which commenced in January 1999. Rates charged for basic residential and business telephone service may not be increased during the seven year period of the Plan. The Company is allowed to raise prices on certain enhanced products such as Caller ID and call forwarding.

     The New York State Public Service Commission ("NYSPSC") has issued a Notice Inviting Comments in which it has proposed to make further changes in pricing under the Open Market Plan. These pricing changes could reduce some prices to competitors for network elements and other offerings, but could also reduce the amount paid by the Company for reciprocal compensation. The issues being addressed by the NYSPSC have been under consideration since 1995. The Company cannot predict the ultimate impact of any NYSPSC action in this proceeding, although it is not expected to be material. The NYSPSC has also issued orders on other regulatory issues over time, related to service quality, staff allocations, provisioning and relations with other carriers.

     Management believes there continues to be significant market and business opportunities, as well as uncertainties, associated with the Company's Open Market Plan. There can be no assurance that the changing regulatory environment will positively impact the Company.

Dividend Policy

     The Open Market Plan prohibits the payment of dividends by the Company's subsidiary, Frontier Telephone of Rochester, Inc. ("FTR"), to Frontier if (i) FTR's senior debt is downgraded to "BBB" by Standard & Poor's ("S&P"), or the equivalent rating by other rating agencies, or is placed on credit watch for such a downgrade, or (ii) a service quality penalty is imposed under the Open Market Plan. Dividend payments to Frontier also require the FTR's directors to certify that such dividends will not impair FTR's service quality or its ability to finance its short and long-term capital needs on reasonable terms while maintaining an S&P debt rating target of "A."

     In 1996, FTR failed to achieve the service quality levels required by the Open Market Plan. FTR requested a waiver, but was denied. The NYSPSC's ruling resulted in a restriction on the flow of cash dividends from FTR to Frontier. On October 22, 1997, the NYSPSC adopted an order requiring FTR to issue refunds of approximately $0.9 million, or $2.60 per customer. Reserves sufficient to cover the refund were established in 1996. These refunds have been issued.

     On October 15, 1998, the NYSPSC approved a proposal by FTR for revision of its service incentive plan that:

  - required a rebate of $8.00 per customer to resolve all service penalties for 1997 and 1998, such rebates have been issued,
  -  established a rebate/client program for missed appointments, and
  - increased the amounts at risk for the period 1999-2001 should FTR fail to meet required service levels.

     In 1998, the Company completed commitments to the NYSPSC to increase capital expenditures to a minimum of $80.0 million and added employees in service-affecting areas.

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

(a) Integrated Services. Competition in this line of business is generally based upon pricing, customer service, network efficiencies and reliability, service quality and enhanced service offerings. Frontier views the long distance industry in three tiers. The industry is dominated on a revenue basis by the first tier which is made up of the nation's three largest long distance providers: AT&T Corp. ("AT&T"), MCI WorldCom, Inc. ("MCI WorldCom") and Sprint Communications, Inc. ("Sprint"). AT&T, MCI WorldCom and Sprint generate more than 85% of the nation's domestic and international long distance revenue. Frontier is positioned in the second tier.

The third tier consists of more than 300 companies with annual revenues of less than $1 billion each, the majority below $50 million each. The Company targets small to mid-sized business customers and seeks to provide a level of focus and attention to customer service that compares favorably with what its larger competitors offer to large commercial customers. Frontier believes that it is one of a small number of integrated service companies with the ability to offer high quality integrated data, local and long distance services to small to mid-size business customers on a nationwide basis. A number of the Company's competitors are primarily regional in nature, limited by the size of their transmission systems, dependent on other parties for their billing services, or offer only basic long distance services.

  The Regional Bell Operating Companies ("RBOC") are continuing to take actions to meet the Telecommunications Act's "checklist" for entry into the long distance market within its region. To date, several applications for entry have been rejected by the FCC. Other applications are pending before regulatory agencies. An RBOC that is able to meet the checklist is able to enter the long distance business in its region only in the states where it is authorized.

  The Company recognizes that a benefit of continuing growth is that it will be able to compete effectively in the changing telecommunications industry and avail itself of greater economies of scale and scope in its transport and local access facilities and in its back office operations.

(b) Local Communications Services. The Company faces many competitors in the provision of equipment and facilities used in connection with its local exchange networks, as this market has become increasingly competitive in recent years. The market for the provision of local services itself is now competitive in Rochester, New York as a result of the Open Market Plan, and the Telecommunications Act is likely to result in significantly greater competition in other markets. Competitive Local Exchange Carrier ("CLEC") activity is believed to be minimal in the Company's telephone properties outside the Rochester, New York area.

  Long distance companies largely access their end user customers through interconnection with local exchange companies. These long distance companies pay
access fees to the local exchange companies for this service.   The provision of
access services in Rochester by FTR and elsewhere is considered to be competitive.

Integrated Services

General

  The Company is one of the nation's largest long distance companies. The Integrated Services segment provides domestic and international voice, data products, video and audio communications, digital distribution services, Internet service and other communications products to primarily small to mid-size business customers, carrier customers and targeted consumer markets. Results for this segment also include CLEC services. As explained below, CLEC services are currently available in 32 states, plus Washington D.C., providing the Company with the ability to offer integrated data, local and long distance services to approximately 71% of the United States population. In February 1998, the Company acquired GlobalCenter Inc. (renamed "Frontier GlobalCenter Inc." or "GlobalCenter"), a leading provider in digital distribution, Internet and data services headquartered in Sunnyvale, California. The acquisition of GlobalCenter and subsequent development and integrative work has assisted the Company in responding to changes in the nature of calling, expanded use of the Internet and growth of data transmission.

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

  The variety of products and services developed and offered are based upon market driven requirements of the customer including an expectation that services can be integrated. They include: digital distribution and data services, CLEC services, and voice and other value-added services.

  Digital Distribution and Data Services-The Company's Data Services products target small to mid-sized businesses and web-centric businesses. Data services currently include digital private lines, frame relay, dial-up Internet, dedicated Internet and web-hosting. The acquisition of GlobalCenter has accelerated Frontier's ability to provide an expanded line of data services. During 1998, Frontier expanded its data services product set that can be segmented into three product lines: Transport, IP and Application Services. Transport is the means to transfer data from one location to another. Product offerings within this service category include dedicated private lines, frame relay, and managed services. Within the IP product line, we provide the customer with the cost efficiencies of a public Internet network and the security of a private network. Applications Services are outsourced applications hosted by the service provider and integrated into both public and private networks which enable the customer to access the application at all times. Product offerings within this category include digital distribution, integrated messaging, and web site hosting. Digital distribution involves a combination of transport services, consulting services and professional expertise aimed at providing customers with customized Web based data services.

  CLEC Services-The Company provides competitive local telephone service bundled with the Company's other integrated services through its CLEC product offering. The CLEC offering is provided either using the Company's local switching equipment in locations where it is available or on a resale basis. As of December 31, 1998, the Company was providing local services as a CLEC, together with a complete range of long distance products, in 32 states plus Washington D.C. Most of that coverage was provided via resale of services of incumbent local exchange carriers. Within that footprint, CLEC service also was provided initially from Frontier's own switches in New York, Boston and Minneapolis. Since then, Frontier expanded its coverage to approximately two-thirds of the United States and turned up facilities-based service in a total of thirteen metropolitan areas by the end of 1998. Facilities-based service is being offered in cities that are on the Company's Optronics network, which will provide Frontier with the opportunity to expand its offerings of combined local and long distance services into additional markets, control access costs, and leverage the Optronics network. As of the end of 1998, Frontier is serving in excess of 208,000 CLEC ANIs, or access lines as compared to 100,000 CLEC ANIs at the end of 1997. Frontier's objective is to have the capability to offer local services in 33 states, plus Washington D.C., covering 74% of the population of the United States by the end of 1999.

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

  Frontier Conferencing provides a way for three or more people at different locations to participate in a joint discussion. Several options are available:
800 Meet-Me, Dial-Out or Dial-In via a Frontier calling card. Broadcast Fax enables the user to fax a single document to multiple locations at the same time and is designed for the larger fax user who regularly sends information to an established list.

  Voice Mail Plus with Fax Mail provides an efficient means of always being accessible (through the use of outcall or pager notification) and never missing important calls. With an individual toll-free number, a customer can save, delete or forward fax and voice messages to other Voice Mail Plus users or change greetings all on one call. Customers can also store a fax or automatically print it at a designated fax machine.

  The Company offers cellular and paging services to both commercial and residential customers on a single invoice to complement the customer's integrated services. Cellular services are offered in 189 markets through strategic partnerships with major cellular carriers. The Company believes this multi-market coverage offers significant value to customers with multiple locations and high mobility needs. Expansion into additional markets and new digital technologies is being pursued for future development.

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

  Toll free services also include Interactive Voice Response ("IVR") services, including TargetLine, a call prompter that routes callers either by menu options or prompting them to enter digits for extension routing; InstaLink, a dealer locator routing callers based upon their area code and exchange or zip code; and PassPort, a network based host interface IVR solution.

  Pricing-Customers subscribe to various products which determine the price per minute that they pay on their outbound or inbound long distance calls. Rates typically vary by the volume of usage, the distance of the calls, the time of day that calls are made, the region that originates the call and whether or not the product is being provided on a promotional basis.

  Reporting Services-The Company offers a variety of billing options and media aimed primarily at business customers. When a new commercial account is opened, the customer is offered the opportunity to custom design the format of its
reports.   The Company also offers customers graphic reports of traffic patterns on a nationwide basis by state, within state by area of dominant influence ("ADI") and within ADI by zip code. The Company believes these services are useful to certain customers for direct response advertising and customer service applications. The Company also offers its proprietary personal computer reporting service, known as uCommand, which allows customers to design their own reports, prepare separate itemized bills, do mark-up reporting and generate numerous other customer reports.

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

Transmission

  The Company endeavors to have sufficient switching capacity, local access circuits, and integrated services circuits at and between its network switching centers to permit subscribers to obtain access to the switching centers and its integrated services circuits on a basis which exceeds industry standards regarding clarity, busy signals or delays.

  The network currently utilizes a variety of transmission circuits to complete long distance calls. The Company's Optronics network will reduce the number of transmission facilities leased and provide for a more dependable and cost-effective transmission system. Currently, Optronics network facilities have been completed in Texas, California, Nevada, Utah, Colorado, Kansas, Missouri, Ohio, Pennsylvania, New York, Illinois, Wisconsin, New Mexico, Arizona, Oregon, Washington, Nebraska, Iowa, Indiana, Michigan, New Jersey, Maryland, Kentucky,

Tennessee, Oklahoma and Massachusetts. Completion of the expanded Optronics network is expected by year end 1999.

  In addition to the Optronics transmission circuits, the network is comprised of digital microwave systems located in California, New York and Pennsylvania for which the Company holds FCC licenses, and facilities that have been leased on a fixed price basis under primarily short-term contracts. While the Company still has a number of longer term lease contracts, these contracts have annual "mark-to-market," "circuit portability," and "commitment buy-out" clauses. These provisions function to keep the price the Company pays at or near current market rates. An important aspect of the Company's operation is planning the mix of the types of circuits and transmission capacity to be used for each network switching center so that calls are completed on a basis which is cost effective for the Company without compromising prompt service and high quality to subscribers.

  The Company's network switching centers house equipment with varying capacities to meet the anticipated needs of the service origination region(s) served by the center. The equipment used by the Company is, for the most part, designed to permit expansion of its capacity by the addition of standard components. If the maximum capacity of the equipment in any center is reached, the Company upgrades it with higher capacity switching equipment in an effort to scale the equipment for growth. The Company is dependent upon local telephone companies for installing local access circuits and providing related service when establishing a network switching center. International service is provided through both Company owned direct circuits and through contracts with several international long distance companies to provide high quality international service at competitive rates.

  It is anticipated that the Optronics network will continue to lower the Company's current cost structure and expand the Company's transmission capabilities. However, the Company cannot definitively project the change in its cost structure nor assure that the network will be fully completed as scheduled.

Major Customer

     In 1996, the Company renegotiated its contract with its then largest carrier customer as the customer was planning to install its own long distance switching capacity and diversify its traffic distribution to one or more additional carriers. Revenue from this carrier comprised approximately 4% of Frontier's Integrated Services revenue in 1998 as contrasted with 6% and 21% in 1997 and 1996, respectively. The loss of this customer's one-plus traffic contributed to lower operating income in 1997 due to lower overall traffic levels resulting in a higher level of fixed network costs than required by the remaining volume of business carried by the Company.

Seasonality

  The Company's integrated services revenue is subject to certain limited seasonal variations. Because most of the integrated services revenue is generated by commercial customers, the Company traditionally experiences decreases in long distance usage and revenue from its commercial customers during vacation and holiday periods. The effect of commercial seasonality is evidenced by lower sequential traffic growth in the fourth quarter for these customers.

Local Communications Services

  The Company's Local Communications Services segment comprises one of the largest local exchange service providers in the United States. This segment consists of 34 regulated telephone operating subsidiaries in 13 states, serving in excess of one million access lines. The local exchange carriers provide local, toll, access and resale services, sell, install and maintain customer premises equipment and provide directory services.

  Over the last decade, the Company has invested heavily to install advanced digital switching platforms throughout all of its switching network, making the Company one of a small number in the industry to be served by an entirely digital network for its local exchange companies.

  Frontier has achieved substantial cost reductions through the elimination of duplicative services and procedures and the consolidation of administrative functions. The Company believes that additional cost reductions may be obtainable from advanced switching platforms and outside plant delivery systems. The Company intends to pursue additional gains in productivity by investing in these technologies where feasible, and through reengineering customer service processes.

  Of the approximately 1,024,726 access lines in service on December 31, 1998, 721,039 were residential lines and 303,687 were business lines. Long distance network service to and from points outside of the telephone companies' operating territories is provided by interconnection with the facilities of interexchange carriers.

  Frontier is pursuing several alternatives to provide expanded broadband capabilities to its customers. To date, the Company has installed over 31,000 fiber miles of fiber based network facilities (over 930 sheath miles) in the Rochester, New York area to provide its customers with enhanced capacity and to position the Company to offer new products. The Company provides expanded broadband services to select customers, including video-distance learning arrangements for educational institutions, and access to SONET based fiber rings for major business customers.

  In connection with its integration strategy, the Company has developed a program known as "Frontier Long Distance", whereby the Company's local exchange companies resell Frontier's integrated services. The Company believes that many customers prefer the convenience of obtaining their long distance service through their local telephone company and receiving a single bill. Frontier Long Distance is currently offered in the product lines of most of the Company's local telephone exchange companies. The results of "Frontier Long Distance" are included as part of the Integrated Services segment.

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

Year 2000 Issues

  In furtherance to the 8-K filed 1/26/99 and the Company's Annual Report, the Company's Year 2000 ("Year 2K") project is intended to address potential processing errors in computer programs that use two digits (rather than four) to define the applicable year. The Company's assessment of Year 2K issues is essentially complete. Disclosure is warranted because the issues, if unresolved by the Company and by the many unaffiliated carriers and other firms with whom the Company interconnects its networks or does business, could have impacts that are material. The Company addresses Year 2K issues in four areas:

  State of Readiness. Frontier has developed plans to assess and remediate key
  ------------------
internally-developed computer systems so they will be Year 2K compliant in advance of December 31, 1999 and has implemented those plans to a significant degree. The plans encompass all operating properties as well as Frontier's corporate headquarters. These include both information technology ("IT") and non-IT compliance. The plans cover the review, and either modification or replacement where necessary, of portions of the Company's computer applications, telecommunications networks, telecommunications equipment and building facility equipment that directly connect the Company's business with customers, suppliers and service providers. Implementation of the plan began in 1996 and the Company believes that substantially all of its internally-developed IT systems are now compliant. Final assessments and remediation are expected to be substantially complete by midyear 1999, leaving the remainder of 1999 for additional system testing, carrier interoperability testing and other remediation. These plans involve capital expenditures for new software and hardware, as well as costs to modify existing software. This could include replacement of individual end user equipment. Initially, work with IT systems was given priority over work with non-IT systems, but the Company is comprehensively reviewing its non-IT Year 2K readiness as well, including communications with third parties who supply or maintain non-IT systems or significant non-IT subsystems.

  The Company has given special attention to the Year 2K issues involved in its network, switches and billing systems, and will continue to dedicate significant resources to these areas as a priority. The Company has also increased its resources in areas in which assessment and remediation has not yet reached a point where management is satisfied with progress.

  Costs.   To date, the Company has committed approximately $7.5 million to Year
  -----
2K issues, and anticipates that it will spend an additional $3.0 to $4.6 million during 1999. This includes costs directly related to Year 2K assessment and remediation and the replacement of non-compliant systems, including acceleration of replacement of non-compliant systems due to Year 2K issues. A substantial portion of the total amount has been used for third party assistance in
assessment and remediation.   Another $5 million may be spent to replace end
user equipment. The source of these funds is cash generated from operations. The Year 2K projects have not caused the Company to forego or defer, to any material degree, other critical IT projects. To date, the costs of addressing potential Year 2K problems are not considered material to the Company's financial condition, results of operations or cash flows and have been consistent with planned expenditures, and future costs are not expected to be material in such respects.

  Risks.   The Company is engaged primarily in telecommunications lines of
  -----
business, and therefore connects directly and indirectly with thousands of other carriers, inside and outside the United States. These connections are made through switching offices of the Company and the other carriers. The switching offices were manufactured by and often maintained by third parties. While many other carriers have announced plans to engage independently in Year 2K assessment and remediation for their networks, there is a risk that some carriers (particularly smaller carriers and carriers outside the United States) will not address or resolve Year 2K issues, and that telecommunications will therefore be affected. If this were to occur, it is likely that the Company would be affected only to the same degree as the other carriers in the telecommunications industry. A Year 2K failure in the network of smaller carriers would not be likely to have a significant impact on telecommunications generally, or on the Company. However, addressing these risks is outside the Company's control. In addition, the Company is unable at this time to assess the degree to which the manufacturers of switches and similar equipment have completed their assessment and remediation of such equipment and its associated software with respect to any other carriers. The majority of the Company's switches are manufactured and supported by entities with a broad base of similarly situated customers, and who have a vested interest in assuring that their products will not be affected by Year 2K events, and if affected, will be remedied promptly. The Company has initiated an inquiry with its primary vendors and continues to engage in discussions related to Year 2K compliance with many of them. Another risk to the Company arises with respect to the timely completion of Year 2K remediation for the processing that occurs in the Company's IT and non-IT systems, including billing systems. If the Company or its vendors are unable to resolve such processing issues in a timely manner, it could pose independent risks to the Company's business that could be material. Accordingly, the Company has devoted resources it believes to be adequate to resolve all significant identified Year 2K issues in a timely manner, and has undertaken plans to make information available to customers and others related to its Year 2K activities. Consistent with the practice of other carriers, the Company generally has declined to provide Year 2K compliance warranties or other Year 2K-related contractual promises to customers or other persons. In addition, the Company is engaged in communications with third party equipment and software vendors and suppliers of services to verify their Year 2K readiness, and plans to engage in internetwork testing with other carriers during 1999. Since the Company's own Optronics network, including the recently announced southeast expansion, is expected to be substantially deployed before December 31, 1999, the Company anticipates that the impact of other carriers who may experience business interruptions would be lessened, and such interruptions are not currently expected to have material adverse impacts on the Company.

  Contingency Plans.   The Company consistently monitors the progress of its
  -----------------
Year 2K program. The Company currently anticipates that it will resolve its Year 2K issues before the end of 1999, with the exception of any issues that involve other carriers or suppliers and that are outside of its control. During 1999, the Company will also monitor efforts undertaken through regulatory agencies and industry groups to assure that Year 2K preparations are completed in a timely manner. The Company has begun to evaluate whether there are areas for which contingency plans are appropriate (but has not identified any such areas to date). Any need for contingency planning will be identified well before year end. Because of its prior use of multiple billing systems, the Company has experience in manual billing consolidation for its carrier customers, and will always have manual processes available to it. Contingency plans will be developed for critical systems if conversion or replacement projects fall behind schedule, or if internetwork testing should identify significant risk issues, or if broader industry concerns emerge that management concludes require such action.

Employees and Labor Relations

  As of December 31, 1998, the Company had 8,151 employees, of which 2,708 were employees of Local Communications Services, 4,254 were employees of Integrated Services, and 1,189 were employees of other operations. At the Rochester, New York Operating Company, 633 clerical and service workers were represented by the Rochester Telephone Workers Association ("RTWA") and 730 craft and clerical employees were represented by the Communications Workers of America, Local 1170 ("CWA Local"). The union labor contracts are normally negotiated in three year cycles.

  Under the current three-year contract between the Company and the RTWA, effective August 10, 1997, bargaining unit employees will receive a 2.0% general increase on August 15, 1999. On August 16, 1998 they received a 2.0% general increase. On February 18, 1996 and February 16, 1997 they received a 1.0% general increase.

  On January 31, 1996, the CWA Local contract expired. The contract negotiations reached an impasse, and the Company implemented the terms of its final offer as of April 9, 1996. Members of the CWA Local ratified a tentative agreement with the Company on April 29, 1997 which contained provisions that differed from the Company's final offer implemented at the time of impasse. The differences between the Company's final offer and the agreement that was subsequently reached and ratified by CWA Local membership are not material. The new agreement provides several operational improvements and will result in a more consistent alignment of benefits with the rest of Frontier. The CWA Local continued to appeal one issue with the National Labor Relations Board ("NLRB")
related to the declaration of impasse.   In October 1998, the administrative law
judge found in favor of the Company. Presently, the Union and the government are appealing to the NLRB. The Company cannot predict the final outcome of this matter at the present time. The CWA Local and the Company reached a new three year agreement in December 1998 which is not scheduled to expire until January 2002.

  The International Brotherhood of Electrical Workers ("IBEW") currently represents 186 employees at three of the Company's New York communications subsidiaries. These subsidiaries are Frontier Communications of New York, Frontier Communications of Sylvan Lake and Frontier Communications of AuSable Valley. The contracts between employees of Frontier Communications of New York and Frontier Communications of Sylvan Lake and the IBEW expire January 31, 2001. The current contract between employees of Frontier Communications of AuSable Valley and the IBEW expires May 10, 2002.

     The Company cannot predict the final outcome of these matters at this time and there can be no assurance that there will not be a material impact on the results of operations. There can be no assurance that as contracts with the Company's other labor unions expire, successful bargaining of new contract terms will occur.

Risk Factors

     The Company is subject to several risk factors that should be considered by current shareholders and prospective investors. This Report on Form 10-K and the documents incorporated by reference include forward looking statements as described under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those identified in forward looking statements. Forward looking statements are identified by such words as "expects", "anticipates", "believes", "intends", "plans" and variations of such words and similar expressions.

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

     Acquisition Integration

     The Company's growth over the last few years has been driven by its long distance acquisition program and internal growth. In the last year, the Company has altered its strategy to place significantly greater emphasis on acquisitions and growth in the Internet and data area. This growth strategy involves certain operational and financial risks. The operational risks include the possibility that implementation of an acquisition does not provide the economies of scale or synergies anticipated by management. Successful integration and expansion of the Company's network as a result of the acquisitions is dependent on management's ability to anticipate market growth, install facilities, consolidate databases, obtain rights of way and negotiate leases economically and efficiently. The integration of a growing employee base and the elimination of redundant operations and facilities has required and will continue to require significant management resources. Although management's plans are to minimize the risks associated with acquisitions, there can be no assurance that acquired businesses will be assimilated effectively into the Company.

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

ITEM 2.  PROPERTIES

  The Company's Integrated Services segment owns property which includes:
Optronics and copper cable, switching equipment, microwave equipment, real estate and miscellaneous office and work equipment. The Company's Integrated Services segment also leases facilities or transmission capacity from other carriers.

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

  The Company owns or leases the land and buildings in which its central offices, warehouse space, office and traffic headquarters are located. Frontier Corporation's headquarters are located in a leased seven story building at 180 South Clinton Avenue, Rochester, New York. The lease expires in 2014.

ITEM 3.  LEGAL PROCEEDINGS

     On June 11, 1992, a group of corporate plaintiffs consisting of Cooper Industries, Inc.; Keystone Consolidated Industries, Inc.; The Monarch Machine Tool Company; Niagara Mohawk Corporation and Overhead Door Corporation commenced an action in the United States District Court for the Northern District of New York seeking contribution from fifteen corporate defendants, including Rotelcom Inc., a wholly-owned subsidiary of the registrant held through intervening subsidiaries (now named FNS). The plaintiffs seek environmental response costs incurred by the plaintiffs pursuant to a consent decree entered into by plaintiffs with the United States EPA. Two additional defendants were named in 1994. In addition to FNS, the current defendants are: Agway, Inc.; BMC Industries, Inc.; Borg-Warner Corporation; Elf Atochem North America, Inc.; Mack Trucks, Inc.; Motor Transportation Services, Inc.; Pall Trinity Micro Corporation; The Raymond Corporation; Redding-Hunter, Inc.; Smith Corona Corporation; Sola Basic Industries, Inc.; Wilson Sporting Goods Company; Phillip
A. Rosen; Harvey M. Rosen; City of Cortland and New York State Electric & Gas Corporation.

     The consent decree concerned the clean-up of an environmental Superfund site located in Cortland, New York. It is alleged that the corporate defendants disposed of hazardous substances at the site and are therefore liable under the Comprehensive Environmental Response, Compensation and Liability Act. On November 21, 1997, the EPA issued a Proposed Remedial Action Plan" ("PRAP"). In the PRAP, the EPA outlined four alternative plans for remediating the site. Recently, a number of parties, excluding the Company, have reached agreements with the EPA to fund certain future remedy costs at the site consistent with the PRAP. There has been no allocation of liability by the Court as among or between the plaintiffs or defendants.

     Since February 1994, a significant number of former American Sharecom, Inc. ("ASI") shareholders have filed and amended several and various complaints in Hennepin County (Minnesota) District Court. Included among the defendants are ASI, its former principal shareholders, Steven Simon and James Weinert, and Frontier. These suits allege generally that Simon and Weinert, with and through ASI, embarked upon a scheme to gain control of ASI and acquire all of its stock through common law fraud, breach of fiduciary duty and certain violations of the Minnesota Business Corporation Act. This Act requires shareholders in a closely held corporation to act fairly toward one another and refrain from misappropriation. Another action by a few former ASI shareholders who dissented from the cashout merger that finally took ASI private was recently dismissed by the federal court in Minnesota. The claims against Frontier maintain only that Frontier controls the disposition of the restricted Frontier stock which was issued to Simon and Weinert in connection with the acquisition of ASI and that such stock should be held in trust for the benefit of the plaintiffs. At this time Simon and Weinert have either negotiated settlements with the majority of former ASI shareholders who had asserted claims or have succeeded in obtaining dismissal of many of the lawsuits.

     Although it is too early to determine the outcome of the remaining lawsuits, Frontier, ASI and the other defendants each are contesting the claims. In connection with the acquisition of ASI by Frontier, Simon and Weinert agreed to indemnify and defend the Company for these claims.

     On April 10, 1997, Jeff Thompson filed a purported class action on behalf of himself and all other similarly-situated persons in Circuit Court for Marengo County Alabama. Named as defendants are Frontier Corporation, Frontier Subsidiary Telco, Inc. and Frontier Communications of the South, Inc. ("defendants"). The complaint also reserves the right to add additional defendants and identifies all of Frontier's telephone subsidiaries. Concomitant with filing the complaint, plaintiff also filed an ex parte motion for conditional class certification which the Court granted. It conditionally certified a class consisting of "All persons or entities in the United States who have been charged by defendants or their subsidiaries or affiliates a fee for `inside wire maintenance' without having given their affirmative acceptance to a repair service contract; specifically excluded from this class, however, are all employees, agents, officers, directors and affiliates of any of the Defendants and all persons or entities who have pending and/or previously filed individual (non-class) lawsuits against any of the defendants for the same claims set forth in the Complaint." On January 30, 1998, the Supreme Court of Alabama issued a writ of mandamus to the trial court ordering it to vacate its conditional class certification. In light of the decision of the Alabama Supreme Court, plaintiffs have agreed voluntarily to dismiss this action with prejudice. A stipulation of dismissal with prejudice was entered by the trial court on February 19, 1999.

     The Open Market Plan discussion in the Business section, Part I, Item 1 of this document is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange (Symbol
- FRO).  The specific information required by this item is as follows:


                                           1998              1997            1996
                                          -------          -------          ------
                            Quarter    High     Low     High     Low     High     Low
                            -------   ------  -------  ------  -------  ------  -------
Highest and lowest
market prices for the         1st     $ 33.44  $24.44  $ 23.25  $17.75  $ 33.25  $28.25

stock by quarter:             2nd     $33.00   $28.31  $20.50   $15.38  $33.38   $27.75
                              3rd     $36.75   $24.13  $24.19   $19.00  $31.25   $25.88
                              4th     $34.13   $24.81  $25.00   $20.00  $31.88   $19.88

Common stock                  1st          $.2225          $.2175          $.2125
dividends declared            2nd          $.2225          $.2175          $.2125
per share:                    3rd          $.2225          $.2175          $.2125
                              4th          $.2225          $.2225          $.2175
                                           ------          ------          ------

Total Dividends per Year                   $.8900          $.8750          $.8550

Number of Shareholders  (at December 31)

     Individuals                           29,074          28,432          29,697
     Brokers, nominees and institutions       555             522             509
                                              ---             ---             ---
     Total Shareholders                    29,629          28,954          30,206


     On March 1, 1999, the closing price for the Company's stock was $35.69 per share as published in the Wall Street Journal.

     On January 25, 1999, the Company's Board of Directors approved a change in its dividend policy which will result in a reduction of the annual common stock dividend from $0.89 to $0.20 per share annually. This change in dividend policy will be effective with the payment of the common stock cash dividend currently expected to be declared in March, 1999 and paid on May 1, 1999 to shareholders of record as of April 15, 1999. The reduction has no effect on the common stock dividend payable February 1, 1999 to shareholders of record on January 15, 1999, nor on any outstanding issues of the Company's preferred stock. This dividend policy change was approved in order to place the Company more in line with growth-oriented integrated telecommunication services companies and to allow the Company to invest more heavily in its growth businesses and provide for greater strategic alternatives.

ITEM 6.  SELECTED FINANCIAL DATA

     The unaudited information required by this item should be read in conjunction with the consolidated financial statements and related notes included in Item 14 contained herein. Historical earnings per share have been restated to conform with the provisions of Financial Accounting Standards Board Statement No. 128, and is as follows (in thousands, except per share data):


                                            1998         1997        1996         1995         1994
                                         -----------  ----------  -----------  -----------  -----------
Revenues...............................   $2,593,558  $2,374,809   $2,588,519   $2,150,328   $1,667,545
Income from Continuing Operations
 (before Extraordinary Items and
 Cumulative Effect of Changes in
 Accounting Principles)................     $177,543      $31,801    $198,205     $145,129     $187,254
Consolidated Net Income................     $175,788      $31,801    $190,187     $ 22,444     $180,057

Basic Earnings per Common Share:
Income before Extraordinary Items and

 Cumulative effect of Changes in
 Accounting Principles.................       $1.03         $.18       $1.19         $.94        $1.25
Extraordinary items....................         ---          ---         ---         (.79)         ---
Cumulative Effect of Changes
 in Accounting Principles..............        (.01)         ---        (.05)        (.01)        (.04)
Basic Earnings per Common Share               $1.02         $.18       $1.14         $.14        $1.21

Diluted Earnings per Common Share:
Income before Extraordinary Items and
 Cumulative effect of Changes in
 Accounting Principles.................       $1.02         $.18       $1.18         $.88        $1.15
Extraordinary items....................         ---          ---         ---         (.74)         ---
Cumulative Effect of Changes
 in Accounting Principles..............        (.01)         ---        (.05)        (.01)        (.04)
Diluted Earnings per Common Share......       $1.01         $.18       $1.13         $.13        $1.11

Cash Dividends Declared per
 Common Share..........................      $0.890       $0.875      $0.855       $0.835       $0.815

Total Assets...........................  $3,058,743   $2,487,920  $2,229,392   $2,111,415   $2,060,794

Long-Term Debt.........................  $1,350,821   $  934,681  $  677,570   $  618,867   $  661,549

ITEM 7. MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

     The information required by this item is presented in pages 13 through 27 of the Company's 1998 Annual Report to Shareholders which is Exhibit 13 to this Form 10-K, and is incorporated by reference into this Item 7.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 1998, the Company does not have any significant concentration of business transacted with a particular customer, supplier or lender that could, if suddenly eliminated, severely impact its operations. However, a portion of the Company's revenues is derived from services provided to others in the telecommunications industry, mainly resellers of long distance telecommunications service. Accordingly, the Company periodically performs ongoing credit evaluations of its larger customers' financial condition to limit credit risk to the extent possible.

     The Company is also exposed to market risk from changes in interest rates on long-term debt obligations that impact the fair value of these obligations. The Company's policy is to manage interest rates through the use of a combination of fixed and variable rate debt, and to periodically use interest rate swaps to manage its risk profile.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated January 25, 1999, is presented on pages 28 through 49 of the Company's 1998 Annual Report to Shareholders, which is Exhibit 13 to this Form 10-K and is incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

  The information required by this item for the Directors of Frontier Corporation is presented on pages 2 through 4 of the definitive proxy statement provided to shareholders on or about March 12, 1999 in connection with the Annual Meeting of Shareholders to be held April 29, 1999, which is Exhibit 99 to this Form 10-K and is incorporated by reference into this Item 10. Exhibit 99 consists of the Notice of Annual Meeting and the Company's Proxy Statement for the April 29, 1999 Annual Meeting of Shareholders.



Executive Officers

  Certain information is set forth below regarding the Executive Officers of the Company as of March 22, 1999. Each officer serves for a period of one year or until a successor is elected.

                                                      Other Positions Held
                           Position and                  During the Past
      Name (Age)           Offices Held                     Five Years
----------------------------------------------------------------------------------
Robert L. Barrett (57)    Executive Vice    From March 1996 to December 1998
                          President and     he was also President-Network Systems
                          President -       & Services.  From May 1995 to March
                          Technology since  1996 he was President and Executive
                          December 1998     Vice President and Chief Technology
                                            Officer of Banc One Corporation1.
                                            From May 1991 to May 1995 he was
                                            President and Chief Operating Officer
                                            of Banc One Services Corporation./1/

David R. Carey (45)       Senior Vice       From December 1995 to March
                          President -       1997 he was Chief Executive



                          Marketing         Officer and President of LG&E
                          since             Natural Inc.  From January 1994
                          October 1997      to December 1995 he was Senior
                                            Vice President - Operations of
                                            Louisville Gas & Electric Co./2/

Jeremiah T. Carr (55)     Executive Vice    From May 1995 to January 1997 he
                          President         was Senior Vice President.
                          and President -   From January 1995 to May 1995
                          Frontier          he was President and Chief Executive
                          Operations since  Officer of Frontier Telephone of Rochester,
                          January 1997      Inc. and President-Telephone Group.
                                            From November 1993 to December
                                            1994 he was Corporate Vice President
                                            and President - Telephone Group.

Joseph P. Clayton (49)    Chief Executive   From August 1997 to March 1999 he was
                          Officer since     Chief Executive Officer and President.
                          March 1999        From June 1997 to August 1997 he
                                            was President and Chief Operating
                                            Officer.  From March 1992 to December
                                            1996 he was Executive Vice President-
                                            Marketing & Sales--Americas & Asia
                                            of Thomson Multimedia./3/


Donald F. Detampel (43)   Senior Vice       From February 1996 to December
                          President and     1998 he was President-Frontier
                          President-        ConferTech.  From April 1990 to
                          Frontier          February 1996 he was President -
                          GlobalCenter      Schneider Communications.
                          since December
                          1998

James G. Dole (40)        Senior Vice       From October 1997 to December
                          President since   1998 he was also Controller.
                          October 1997      From August 1997 to October 1997 he
                                            was Vice President and Controller.
                                            From January 1995 to August 1997 he
                                            was Vice President - Business
                                            Development.  From November 1993
                                            to January 1995 he was Corporate
                                            Strategic Planning Director.

Joseph Enis (54)          Treasurer since   From June 1994 to December 1994



                          January 1995      he was Director of Finance.  From
                                            1992 to June 1994 he was Treasurer of
                                            National Service Industries./4/

Rolla P. Huff (42)        President and     From June 1998 to March 1999 he
                          Chief Operating   was Executive Vice President
                          Officer since     and Chief Financial Officer.
                          March 1999        From August 1983 to June 1998 he
                                            held various management positions
                                            with AT&T, including  President of
                                            Central US AT&T Wireless./5/

Martin T. McCue (48)      Senior Vice       Since July 1997 he serves as
                          President and     General Counsel to the Company.
                          General Counsel   From July 1997 to January 1998 he
                          since January     was Vice President and General
                          1998              Counsel.  From January 1995 to
                                            July 1997 he was Corporate Vice
                                            President - Legal, Planning and
                                            Regulatory.  From April 1994 to
                                            January 1995 he was Corporate Vice
                                            President - Planning & Legal.  From
                                            December 1993 to April 1994 he was
                                            Corporate Vice President - Planning.



Donna L. Reeves-          Senior Vice       From September 1996 to October
Collins (38)              President and     1997 she was President - Western
                          President - Sales Region Long Distance Sales.  From
                          since October     December 1994 to September 1996
                          1997              she was President and Chief Operating
                                            Officer of Upstate Cellular Network (a
                                            joint venture).  From September 1993
                                            to December 1994 she was Vice
                                            President-Consumer Service Long Distance.


Josephine S. Trubek (56)  Corporate         From January 1990 to April 1993 she
                          Secretary since   was General Counsel and Secretary.
                          April 1993

/1/ Banc One is one of the largest bank holding companies in the U.S. Banc One Services Corporation is a subsidiary of Banc One.

/2/  Louisville Gas & Electric Co. is a public utility corporation.

/3/ Thomson Multimedia is one of the largest manufacturers of consumer electronics in the world.

/4/ National Service Industries is a public company with businesses in lighting, textile rentals and specialty chemicals.

/5/ AT&T Corp. is the largest telecommunications provider in the U.S. AT&T Wireless is a subsidiary of AT&T.

Section 16(a) Beneficial Ownership Reporting Compliance

  The information required by this item for the compliance with section 16(a) of the Exchange Act is presented on page 7 of the definitive proxy statement provided to shareholders on or about March 12, 1999 in connection with the Annual Meeting of Shareholders to be held April 29, 1999, which is Exhibit 99 to this Form 10-K and is incorporated by reference into this Item 10. Exhibit 99 consists of the Notice of Annual Meeting and the Company's Proxy Statement for the April 29, 1999 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is presented on page 6 of the Company's Proxy Statement (which was provided to shareholders on or about March 12, 1999 in connection with the Annual Meeting of Shareholders to be held on April 29, 1999) under the caption "Compensation of Directors" and on pages 8 through 18 under the captions "Report of Committee on Management," "Performance Graph," "Compensation of Company Management," and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," and is incorporated by reference into this Item 11. The Company's Proxy Statement is found at Exhibit 99 to this Form 10-K. Exhibit 99 consists of the Notice of Annual Meeting and the Company's Proxy Statement for the April 29, 1999 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

     The information required by this item is presented in the "Management and Directors Stock Ownership Table as of February 12, 1999" and the "Stock Ownership of Certain Beneficial Owners Table as of December 31, 1998" under the caption "Stock Ownership of Management, Directors and Certain Beneficial Owners" on pages 6 through 7 of the definitive Proxy Statement for the Annual

Meeting of Shareholders to be held April 29, 1999, and is incorporated by reference into this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is presented under the sub-caption "Employment Contracts" on page 17 of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1999 and is incorporated by reference into this Item 13.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K


(a)  1.   Index to Financial Statements
                                                               Page*
                                                               ----
          Report of Management                                  28
          Report of Audit Committee                             28
          Report of Independent Accountants                     28
          Business Segment Information                          29
          Consolidated Statements of Income                     30
          Consolidated Balance Sheets                           31
          Consolidated Statements of Cash Flows                 32
          Consolidated Statements of Shareholders' Equity       33
          Notes to Consolidated Financial Statements         34-49

          *Pages 28 through 49 are incorporated by reference from the indicated pages of the 1998 Annual Report to Shareholders.



     2. Financial Statement Schedule for the years ended December 31, 1998, 1997 and 1996:

          Report of Independent Accountants on Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts and Reserves


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

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

     The following reports on Form 8-K were filed subsequent to the quarter ended December 31, 1998 through March 19, 1999.


     SEC Filing Date        Item No.       Financial Statements
     ---------------        --------       --------------------
         1/26/99                5                    Yes
         1/26/99                5                    Yes
         3/19/99              5,7                    No

(c) Refer to Item 14(a)(3) above for Exhibits required by Item 601 of Regulation S-K.

(d) Schedules other than set forth in response to Item 14(a)(2) above for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       REPORT OF INDEPENDENT ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and
Shareholders of
Frontier Corporation


Our audits of the consolidated financial statements referred to in our report dated January 25, 1999 appearing on page 28 of the 1998 Annual Report to Shareholders of Frontier Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, based on our audits, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/PricewaterhouseCoopers LLP
-----------------------------
PRICEWATERHOUSECOOPERS LLP
January 25, 1999
Rochester, New York

FRONTIER CORPORATION
     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEAR ENDED DECEMBER 31, 1998
     (Table 1 of 3)



In thousands of dollars

                                                               Additions
                                                    --------------------------------
                                       Balance at     Charged to      Charged to
                                       beginning       costs and         other                        Balance at
            Description                  of year       expenses        accounts       Deductions      end of year
            -----------                ---------      ----------      ----------      ----------     ------------
Reserve for uncollectible accounts
                                         $25,100         $74,587         $10,159 (1)     $71,890 (2)    $37,956
                                         =======         =======         =======         =======        =======

Deferred tax asset valuation
allowance                                $22,906              $0              $0          $3,467        $19,439
                                         =======              ==              ==          ======        =======


Acquisition related reserves              $4,198              $0              $0          $4,198             $0
                                          ======              ==              ==          ======             ==

Restructuring reserves                   $16,200              $0              $0         $16,200             $0
                                         =======              ==              ==         =======             ==



(1) Primarily recoveries of uncollectible accounts.
(2) Uncollectible accounts written off.
(3) Included primarily in "Property, plant, and equipment" in the Consolidated Balance Sheets.

FRONTIER CORPORATION
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEAR ENDED DECEMBER 31, 1997
         (Table 2 of 3)


In thousands of dollars


                                                               Additions
                                                    --------------------------------
                                       Balance at     Charged to      Charged to
                                       beginning       costs and         other                        Balance at
            Description                  of year       expenses        accounts       Deductions      end of year
            -----------                ----------     ----------      ----------      ----------      -----------
Reserve for uncollectible accounts
                                         $31,519         $54,216          $9,030(1)      $69,665(2)     $25,100
                                         =======         =======          ======         =======        =======

Deferred tax asset valuation
allowance                                $21,066          $5,528              $0         $ 3,688        $22,906
                                         =======          ======              ==         =======        =======


Acquisition related reserves             $40,796              $0              $0         $36,598        $ 4,198(3)
                                         =======              ==              ==         =======        =======


Restructuring reserves                        $0         $43,000              $0         $26,800        $16,200(4)
                                              ==         =======              ==         =======        =======


(1) Primarily recoveries of uncollectible accounts.
(2) Uncollectible accounts written off.
(3) Included primarily in "Property, plant, and equipment" in the Consolidated Balance Sheets.
(4) Included primarily in "Other liabilities" in the Consolidated Balance
    Sheets.

FRONTIER CORPORATION
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEAR ENDED DECEMBER 31, 1996
         (Table 3 of 3)

In thousands of dollars

                                                               Additions
                                                    --------------------------------
                                       Balance at     Charged to      Charged to
                                       beginning       costs and         other                        Balance at
            Description                  of year       expenses        accounts       Deductions      end of year
            -----------                ----------     ----------      ----------      -----------     -----------
Reserve for uncollectible accounts       $28,515         $76,184         $10,102(1)      $83,282(2)      $31,519
                                         =======         =======         =======         =======         =======

Deferred tax asset valuation
allowance                                $23,887          $1,605              $0         $ 4,426         $21,066
                                         =======          ======              ==         =======         =======


Acquisition related reserves             $83,149              $0              $0         $42,353         $40,796(3)
                                         =======              ==              ==         =======         =======

(1) Primarily recoveries of uncollectible accounts.
(2) Uncollectible accounts written off.
(3) Included primarily in "Property, plant and equipment" in the Consolidated Balance Sheets.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FRONTIER CORPORATION
                                                      (Registrant)



                                                By:   /s/Joseph P. Clayton
                                                    ----------------------------
                                                         Joseph P. Clayton
                                                         Chief Executive Officer
                                                         Date: March 22, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/Joseph P. Clayton                 By:   /s/Rolla P. Huff
    ------------------------------           ---------------------------------
       Joseph P. Clayton                          Rolla P. Huff
       Chief Executive Officer                    President and
       and Director                               Chief Operating Officer
       Date:  March 22, 1999                      (principal accounting officer)
                                                  Date:  March 22, 1999

                *
------------------------------------           ---------------------------------
Patricia C. Barron                               Raul E. Cesan
Date:  March 22, 1999                            Date:  March 22, 1999

                *                                               *
------------------------------------           ---------------------------------
Brenda E. Edgerton                               Jairo A. Estrada
Date:  March 22, 1999                            Date:  March 22, 1999

                *
------------------------------------           --------------------------------
Michael E. Faherty                               Alan C. Hasselwander
Date:  March 22, 1999                            Date:  March 22, 1999

                                                                *
------------------------------------           ---------------------------------
Eric Hippeau                                     Robert J. Holland, Jr.
Date:  March 22, 1999                            Date:  March 22, 1999

                *
------------------------------------           ---------------------------------
Douglas H. McCorkindale                          James F. McDonald
Date:  March 22, 1999                            Date:  March 22, 1999

                *
------------------------------------
Leo J. Thomas
Date:  March 22, 1999

*By:   /s/ Rolla P. Huff                       Manually signed powers of
     -------------------------------           attorney for each Director are
          Rolla P. Huff                  attached hereto and filed
          Attorney-in-Fact                     herewith pursuant to Regulation
                                               S-K Item 601(b)24 as Exhibit 24.

                             FRONTIER CORPORATION
                                 EXHIBIT INDEX

Exhibit
Number          Exhibit Description                  Reference
------          -------------------                  ----------
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

  3.3           By-Laws                              Filed herewith

  4.1           Indenture between the Company        Incorporated by reference
                and Manufacturers Hanover            to Exhibit 4.12 to Form
                Trust Company, Trustee,              10-K for the year ended
                dated September 1, 1986              December 31, 1986

  4.2           First Supplemental Indenture         Incorporated by reference
                made by the Company to               to Exhibit 4(b) to
                Manufacturers Hanover Trust          Registration Statement
                Company, Trustee, dated              33-32035
                December 1, 1989

  4.3           10.46% Non Negotiable                Incorporated by reference
                Convertible Debenture due            to Exhibit 4.14 to Form
                October 27, 2008 from the            10-K for the year ended
                Company to The Walters Trust         December 31, 1988

  4.4           9% Debenture due                     Incorporated by reference
                August 15, 2021                      to Exhibit 4.16 to Form
                                                     10-K for the year ended
                                                     December 31, 1991

  4.5           Indenture between the                Incorporated by reference
                Company and Chase Manhattan          to Exhibit 4.5 to Form
                Bank, N.A. dated August 9,           10-K for the year ended
                1995                                 December 31, 1995

  4.6           Indenture, dated May 21, 1997        Incorporated by reference
                between the Company and Chase        to Exhibit 4.1 to Form 8-K
                Manhattan Bank, NA as Trustee        filed May 23, 1997

4.7      Supplemental Indenture between                Incorporated by reference
         the Company and Chase Manhattan Bank,         to Exhibit 4.7 to Form
         NA as Trustee                                 10-K for the year ended
                                                       December 31, 1997

4.8      $200 Million Credit Agreement                 Filed herewith
         dated November 10, 1998 with
         Chase Manhattan Bank, Fleet Bank,
         Marine Midland Bank

4.9      $275 Million Credit Agreement                 Filed herewith
         dated November 10, 1998 with
         Chase Manhattan Bank, Fleet Bank,
         Marine Midland Bank

10.1     Joint Venture Agreement dated                 Incorporated by reference
         March 9, 1993 by and between                  to Exhibit 10.13 to Form
         Rochester Tel Cellular Holding                10-K for the year ended
         Corporation and New York Cellular             December 31, 1992
         Geographic Service Area, Inc.
         together with Exhibit A
         thereto

10.2     Plan for the Deferral of                      Incorporated by reference
         Directors Fees                                to Exhibit 10.34 to Form
                                                       10-K for the year ended
                                                       December 31, 1994

10.3     Directors' Common Stock Deferred              Incorporated by reference
         Growth Plan                                   to Exhibit 10.36 to Form
                                                       10-K for the year ended
                                                       December 31, 1994

10.4     Management Stock Incentive                    Incorporated by reference
         Plan dated April 26, 1995                     to Exhibit 10.23 to Form
                                                       10-K for the year ended
                                                       December 31, 1995


10.5     Executive contract with supporting            Incorporated by reference
         offer letter for Mr. Barrett                  to Exhibit 10.25 to Form
                                                       10-Q for the quarter
                                                       ended March 31, 1996

10.6     Restated Directors                            Incorporated by reference
         Stock Incentive Plan                          to Exhibit 10.27 to Form
         dated April 24, 1996                          10-Q for the quarter
                                                       ended March 31, 1996

10.7     Employee Stock Option Plan                    Incorporated by reference
                                                       to Exhibit 10.28 to Form
                                                       10-Q for the quarter
                                                       ended March 31, 1996

10.8     IRU Agreement between Qwest                   Incorporated by
         Frontier Communications International         reference
         Communications Corp. and                      to Exhibit 10.11 to Form
         Inc. dated October 18, 1996.                  10-K for the year ended
         (CONFIDENTIAL TREATMENT                       December 31, 1996
         GRANTED FOR CERTAIN PORTIONS
         OF THIS EXHIBIT)

10.9     Restated Supplemental                         Incorporated by reference
         Management Pension Plan                       to Exhibit 10.12 to Form
                                                       10-K for the year ended
                                                       December 31, 1996

10.10    Restated Supplemental                         Incorporated by reference
         Retirement Savings Plan                       to Exhibit 10.13 to Form
                                                       10-K for the year ended
                                                       December 31, 1996

10.11    Form of management contracts                  Incorporated by reference
         as amended with each of Messrs.               to Exhibit 10.7 to Form
         Massaro and Carr                              10-K for the year ended
                                                       December 31, 1996

10.12    Form of management contracts with             Incorporated by reference
         Ms. Reeves-Collins and Mr. Carey              to Exhibit 10.21 to Form
                                                       10-Q for the quarter
                                                       ended September 30, 1997

10.13    Amendment No. 1 to the Management             Incorporated by reference
         Stock Incentive Plan                          to Exhibit 10.22 to Form
                                                       10-Q for the quarter
                                                       ended September 30, 1997

10.14    Amendment No. 1 to Supplemental               Incorporated by reference
         Management Pension Plan                       to Exhibit 10.21 to Form
                                                       10-K for the year ended
                                                       December 31, 1997

10.15    Executive  contract with Mr. Clayton,         Incorporated by reference
         effective January 1, 1998                     to Exhibit 10.15 to Form
                                                       10-K for the year ended
                                                       December 31, 1997

10.16    Service Continuation Agreement with           Incorporated by reference
         collateral documentation with Mr. Massaro,    to Exhibit 10.24 to Form
         effective December 29, 1997                   10-K for the year ended
                                                       December 31, 1997

10.17    Management contract with Mr. McCue,           Incorporated by reference
         effective January 1, 1998                     to Exhibit 10.25 to Form
                                                       10-K for the year ended
                                                       December 31, 1997

10.18    Executive contract with Mr. Huff,             Incorporated by reference
         effective May 22, 1998                        to Exhibit 10.1 to
                                                       Registration Statement
                                                       333-72333 filed
                                                       February 12, 1999

10.19    1998 Executive Compensation Program           Filed herewith

10.20    Amendment No. 1 to Employees'                 Filed herewith
         Stock Option Plan

10.21    Amendment No. 2 to Management                 Filed herewith
         Stock Incentive Plan

10.22    Amendment No. 3 to the Management             Filed herewith
         Stock Incentive Plan

10.23    Amendment No. 2 to Supplemental               Filed herewith
         Management Pension Plan

10.24    Executive contract with Mr. Detampel          Filed herewith

10.25    Pension Bridging Agreement with               Filed herewith

         Mr. McCue

11       Computation of Diluted Earnings               Filed herewith
         Per Share



13       Specified portions (pages 13                  Filed herewith
         through 49 of the Company's
         Annual Report to Shareholders
         for the year ended December 31, 1998

21       Subsidiaries of Frontier Corporation          Filed herewith

23       Consent of Independent                        Filed herewith
         Accountants - PricewaterhouseCoopers LLP

24       Power of Attorney for a                       Filed herewith
         majority of Directors naming
         Josephine S. Trubek attorney-in-fact

27       Financial Data Schedule                       Filed herewith

99       Proxy Statement for the                       Filed herewith
         Annual Meeting of Shareholders