Form 10-Q
period 1999-03-31
FRONTIER CORP /NY/
filed 1999-05-13
CIK 84567

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

                             or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

    For the transition period from              to ______

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

 $1.00 Par Value Common Stock          173,178,215 shares as
                                       of April 30, 1999

                    FRONTIER  CORPORATION

                          Form 10-Q
                            Index


                                                            Page Number
Part I.     FINANCIAL INFORMATION

  Item 1. Financial Statements

         Business Segment Information for the three
         months ended March 31, 1999 and 1998                      3

         Consolidated Statements of Income for the
         three months ended March 31, 1999 and 1998                4

         Consolidated Balance Sheets as of March 31, 1999
         and December 31, 1998                                     5

         Consolidated Statements of Cash Flows for the
         three months ended March 31, 1999 and 1998                6

          Notes to Consolidated Financial Statements            7-11

  Item 2. Management's Discussion of Results of Operations
          and Analysis of Financial Condition                  12-22

Part II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                    22-23

  Item 4. Submission of Matters to a Vote of Security
          Holders                                                 24

  Item 5. Other Information                                    24-25

  Item 6. Exhibits and Reports on Form 8-K                        25

  Signature                                                       26

  Index to Exhibits                                            27-28

                        FRONTIER CORPORATION
                    Business Segment Information
                             (Unaudited)
                                3 Months Ended March 31,
In thousands of dollars        1999                 1998
---------------------------------------------------------
Integrated Services
Revenue
Commercial                $   249,468        $   242,239
Consumer                       50,365             68,657
Carrier                       190,803            138,650
--------------------------------------------------------
Total Revenue             $   490,636        $   449,546
Cost of Access                311,959            286,787
--------------------------------------------------------
Gross Margin                  178,677            162,759
Selling, General and          117,104            120,631
Administrative Expense
Depreciation and
Amortization                   32,307             25,935
Operating Income:
  Operating Income Before
   Other Charges               29,266             16,193
  Other Charges                     -             (6,528)
--------------------------------------------------------
   Total Operating Income $    29,266        $     9,665
Capital Expenditures      $   189,095        $    55,285
Total Assets              $ 1,905,951        $ 1,393,897
========================================================
Local Communications Services
Revenue                   $   179,236        $   173,098
Costs and Expenses             84,046             81,162
Depreciation and
 Amortization                  29,674             28,344
--------------------------------------------------------
Operating Income          $    65,516        $    63,592
Capital Expenditures      $    37,535        $    22,969
Total Assets              $ 1,039,236        $   946,520
========================================================
Corporate Operations and Other
Revenue                   $     4,960        $     9,354
Costs and Expenses             11,478             13,636
Depreciation and
 Amortization                     563                961
--------------------------------------------------------
Operating Income:
  Operating Loss Before
   Other Charges               (7,081)           (5,243)
  Other Charges                (7,520)                -
--------------------------------------------------------
   Total Operating Loss   $   (14,601)       $   (5,243)
Capital Expenditures      $     4,065        $     7,251
Total Assets              $   303,278        $   244,409
========================================================
Consolidated
Revenue                   $   674,832        $   631,998
Costs and Expenses            524,587            502,216
Depreciation and
 Amortization                  62,544             55,240
Operating Income:
  Operating Income Before
   Other Charges          $    87,701       $     74,542
  Other Charges                (7,520)            (6,528)
--------------------------------------------------------
   Total Operating Income $    80,181        $    68,014
Capital Expenditures      $   230,695        $    85,505
Total Assets              $ 3,248,465        $ 2,584,826
========================================================
See accompanying Notes to Consolidated Financial Statements.



                 FRONTIER CORPORATION
           Consolidated Statements of Income
                      (Unaudited)

 In thousands of dollars,       3 Months Ended March 31,
 except per share data               1999           1998
--------------------------------------------------------
Revenue
Integrated Services              $490,636       $449,546
Local Communications              179,236        173,098
Corporate Operations and Other      4,960          9,354
--------------------------------------------------------
Total Revenue                     674,832        631,998
Costs and Expenses
Operating expenses                511,131        485,734
Depreciation and amortization      62,544         55,240
Taxes other than income taxes      13,456         16,482
Other Charges                       7,520          6,528
--------------------------------------------------------
Total Costs and Expenses          594,651        563,984
--------------------------------------------------------
Operating Income                   80,181         68,014
Interest expense                   15,219         13,431
Other income:
Equity earnings from
 unconsolidated wireless interests  4,241          2,458
Interest income                     1,652          1,198
Other income                            8            892
--------------------------------------------------------
Income Before Taxes                70,863         59,131
Income tax expense                 30,961         25,217
--------------------------------------------------------
Consolidated Net Income            39,902         33,914
Dividends on preferred stock          251            251
--------------------------------------------------------
Basic Income Applicable to
 Common Stock                    $ 39,651       $ 33,663
Diluted earnings adjustment            90             90
--------------------------------------------------------
Diluted Income Applicable to
 Common Stock                    $ 39,741       $ 33,753
========================================================
Basic Earnings Per Common Share  $   0.23       $   0.20
Average Shares Outstanding        171,548        170,071
========================================================
Diluted Earnings Per Common
 Share                           $   0.23       $   0.20
Average Shares Outstanding        175,437        172,804
========================================================
See accompanying Notes to Consolidated Financial Statements.

                 FRONTIER CORPORATION
              Consolidated Balance Sheets
In thousands of dollars,              March 31, December 31,
 except share data (Unaudited)            1999      1998
--------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents           $   97,286  $  85,143
Accounts receivable, (less
 allowance for uncollectibles of
 $45,787 and $37,956, respectively)    437,802    422,724
Materials and supplies                   9,772      9,924
Deferred income taxes                   13,080     13,320
Prepayments and other                   32,009     35,563
--------------------------------------------------------
     Total Current Assets              589,949    566,674
Property, plant and equipment, net   1,833,276  1,677,559
Goodwill and customer base, net        475,493    484,015
Deferred and other assets              349,747    330,495
Total Assets                        $3,248,465 $3,058,743
=========================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                   $   467,220 $  449,041
Dividends payable                        8,894     38,508
Debt due within one year                 9,245      9,466
Taxes accrued                           41,767     26,128
Other liabilities                       52,915     44,554
---------------------------------------------------------
     Total Current Liabilities         580,041    567,697
Long-term debt                       1,463,612  1,350,821
Deferred income taxes                   48,500     40,046
Deferred employee benefits
 obligation                             84,879     81,925
---------------------------------------------------------
Total Liabilities                    2,177,032  2,040,489
---------------------------------------------------------
Shareholders' Equity
Preferred stock                         18,286     18,770
Common stock, par value $1.00,
 authorized 300,000,000
 shares; 172,573,576 shares and
 171,635,518 shares
 issued in 1999 and 1998,
 respectively                          172,574    171,636
Capital in excess of par value         615,340    578,946
Retained earnings                      305,875    274,870
Accumulated other comprehensive
income:
 Minimum pension liability
  adjustment and other                  (4,148)    (4,249)
----------------------------------------------------------
                                     1,107,927  1,039,973
Less -
Treasury stock, 10,849 shares in
 1999 and 1998, at cost                    231        231
Unearned compensation -
 restricted stock plan                  36,263     21,488
---------------------------------------------------------
Total Shareholders' Equity           1,071,433  1,018,254
---------------------------------------------------------
Total Liabilities and
 Shareholders' Equity               $3,248,465 $3,058,743
=========================================================
See accompanying Notes to Consolidated Financial Statements.

                       FRONTIER CORPORATION
               Consolidated Statements of Cash Flows
                            (Unaudited)
                                                 3 Months Ended March 31,
In thousands of dollars                            1999              1998
-------------------------------------------------------------------------
Operating Activities
Net Income                                    $  39,902         $  33,914
Adjustments to reconcile net income to net cash
    provided by operating activities:
   Other charges                                  7,520            6,528
   Depreciation and amortization                 62,544           55,240
   Equity earnings from unconsolidated
    wireless interests                           (4,241)          (2,458)
   Other, net                                     2,074              447
   Changes in operating assets and liabilities, exclusive
    of impacts of dispositions and acquisitions:
     Increase in accounts receivable            (15,078)         (30,819)
     (Decrease) increase in materials
      and supplies                                  152           (1,482)
     Decrease in prepayments and other
      current assets                              3,554            5,035
     Increase in deferred and other assets       (4,625)          (8,434)
     Increase in accounts payable                15,889           10,617
     Increase in taxes accrued and other
      current liabilities                        25,013           12,399
     Increase in deferred income taxes            8,694           25,397
     Increase (decrease) in deferred employee
      benefits obligation                         2,954            (191)
------------------------------------------------------------------------
 Total Adjustments                              104,450           72,279
------------------------------------------------------------------------
 Net Cash Provided by Operating Activities      144,352          106,193
------------------------------------------------------------------------
Investing Activities
Expenditures for property,
 plant and equipment                           (310,839)         (20,209)
Deposit for capital projects                    (19,710)         (64,036)
Other investing activities                            -             (798)
------------------------------------------------------------------------
 Net Cash Used in Investing Activities         (330,549)         (85,043)
------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt        225,093           55,656
Repayments of debt                               (2,099)          (8,051)
Dividends paid                                  (38,511)         (36,746)
Issuance of common stock                         14,358            1,003
Other financing activities                         (501)             (12)
 Net Cash Provided by Financing Activities      198,340           11,850
------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents        12,143           33,000
Cash and Cash Equivalents at Beginning of Period 85,143           26,302
------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $  97,286        $  59,302
========================================================================
See accompanying Notes to Consolidated Financial Statements.

                    FRONTIER  CORPORATION
         Notes to Consolidated Financial Statements
                         (Unaudited)

Note 1: Consolidation

    The consolidated financial statements of Frontier Corporation (the "Company" or "Frontier") included herein, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended December 31, 1998 and the reports on Form 8-K filed with the Securities and Exchange Commission as follows:

SEC Filing Date                    Matter
------------------------------------------------------------
   6/17/98               Pooling of Interests Merger
                         with GlobalCenter Inc.

  1/26/99                Dividend Restructuring

  1/26/99 Filing of Management's Discussion and Analysis, Consolidated Financial Statements and Notes for 1998, 1997 and 1996

  3/19/99                Merger Agreement with Global Crossing Ltd.

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

Note 2: Merger with Global Crossing

   On March 17, 1999, the Company announced a definitive merger agreement to be acquired by Global Crossing Ltd. ("Global Crossing"), the owner and operator of the world's first independent global fiber-optic network. The transaction is valued at $11.2 billion based on the March 16, 1999 closing price of Global Crossing shares. The combination of the two companies will create a global Internet Protocol-based fiber-optic network able to provide customers with global voice, web hosting, private line, ATM and Internet services. Based on already announced networks, the combination will have 71,000 route miles, over 1 million fiber miles, and offer ultra-high bandwidth to 159 cities in 20 countries.

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

Note 3: Acquisitions

   On February 27, 1998, the Company acquired GlobalCenter, Inc. ("Frontier GlobalCenter, Inc." or "GlobalCenter"), a leading provider in digital distribution, Internet and data services headquartered in Sunnyvale, California. Under the terms of the merger agreement, the Company acquired all of the outstanding shares of GlobalCenter. The total shares issued by the Company to effect the merger were 6.4 million. At the time of the merger, GlobalCenter had approximately
1.1 million stock options and warrants outstanding as converted into Frontier equivalents. This transaction was accounted for using the pooling of interests method of accounting and, accordingly, historical information has been restated to include GlobalCenter.

Note 4: Other Charges

   In the first quarter of 1999, the Company recorded a $7.5 million charge, or $.04 per diluted share, for costs related to the merger with Global Crossing. These charges primarily included investment banker fees, legal fees and other direct costs.

   In the first quarter of 1998, the Company recorded a pre-tax charge of $6.5 million associated with the acquisition of GlobalCenter which included investment banker, legal and other direct costs.


Note 5: Earnings Per Share

  The Company follows the provisions of Financial Accounting Standards Board Statement ("FAS") No. 128, "Earnings Per Share" ("EPS"). Basic EPS are based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS are based on the weighted average number of shares of common stock and common stock equivalents (options, warrants and convertible debentures) outstanding during the period, computed in accordance with the treasury stock method.

  The following is a reconciliation of the denominator used in the computation of diluted earnings per share:


                                                3 Months Ended
                                                    March 31,
In  thousands                                   1999        1998
----------------------------------------------------------------
Weighted Average Shares Outstanding - Basic   $171,548  $170,071
Stock Options and Warrants                       3,386     2,230
Convertible Debentures                             503       503
----------------------------------------------------------------
Weighted Average Shares Outstanding - Diluted $175,437  $172,804
================================================================

Note 6:      Comprehensive Income

   The Company adopted the provisions of FAS No. 130, "Reporting Comprehensive Income" as of January 1, 1998. This statement
establishes   standards  for  reporting   and   display   of
comprehensive  income  and its components.   This  statement
requires reporting, by major components and as a single total, the change in net assets during the period from nonshareholder sources. Adoption of this standard did not
materially  impact  the  Company's  consolidated   financial
position,   results  of  operations  or  cash   flow.    The
reconciliation of net income to comprehensive net income is as follows:


                                     3 Months Ended March 31,
In thousands of dollars                       1999       1998
-------------------------------------------------------------
Net income                                 $39,902    $33,914
Foreign currency translation adjustment       (101)       445
-------------------------------------------------------------
  Total comprehensive income               $39,801    $34,359
=============================================================

   At  March  31,  1999 and December 31, 1998,  "Accumulated
other   comprehensive   income,"   as   reflected   in   the
Consolidated Balance Sheets is comprised of the following:

                                          March 31,   December 31,
                                              1999           1998
                                          -----------------------
 Foreign currency translation adjustment    $  487         $  588
 Minimum pension liability                   3,661          3,661
                                          -----------------------
  Accumulated other comprehensive income    $4,148         $4,249
                                          =======================

Note 7:      Dividend Restructuring

  On January 25, 1999, the Company's Board of Directors approved a dividend restructuring plan which reduces the annualized common stock dividend from $0.89 to $0.20 per share. This change in dividend policy will be effective with the payment of the common stock cash dividend declared on March 22, 1999 and payable on May 3, 1999 to shareholders of record as of April 15, 1999. The reduction had no effect on the common stock dividend paid February 1, 1999 to shareholders of record on January 15, 1999, nor on any outstanding issues of the Company's preferred stock. This dividend restructuring was approved in order to place the Company's dividend payments more in line with growth-oriented integrated telecommunication services companies, to allow the Company to invest more heavily in its growth businesses.

Note 8:   New Accounting Pronouncements

   Effective January 1, 1999, the Company adopted the American Institute of Public Accountants Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Adoption of this statement did not have a material impact on the financial position or results of operations of the Company for the quarter ended March 31, 1999.

  On June 17, 1998, the Financial Accounting Standards board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning
after  June  15,  1999.   This  statement  standardizes  the
accounting  for  derivatives  and  hedging  activities   and
requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. Adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

Note 9:      Cash Flows

   For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

   Actual interest paid was $23.6 million and $12.9 million for the quarters ended March 31, 1999 and 1998, respectively. Income taxes paid totaled $4.9 million and
$11.5  million  for the quarters ended March  31,  1999  and
1998, respectively. Interest costs associated with the construction of capital assets, including the Optronics network, are capitalized. Total amounts capitalized for the first three months of 1999 and 1998 totaled $7.7 million and $3.7 million, respectively.

Note 10:  Commitments and Contingencies

   In connection with the Company's capital program, certain commitments have been made for the purchase of materials and equipment. Total capital expenditures for 1999 are currently projected to be approximately $900 million.
At March 31, 1999 and December 31, 1998, respectively, $125.5 million and $114.0 million of deposits for the Company's Optronics network build are included in the "Deferred and other assets" caption in the Consolidated Balance Sheets.

Note 11:  Subsequent Events

   On April 15, 1999, the Company sold Frontier Network Systems Corp. ("FNSC") for $12.4 million, including cash of $7.9 million and a long-term note for $4.5 million. FNSC markets and installs telecommunications systems and equipment. The Company does not anticipate that the after tax gain on the sale will be material to the financial statements.

   Effective  April 29, 1999, the Company  obtained  a  $250
million, 364 day credit facility with interest based on LIBOR.

   Effective April 29, 1999, the Company approved the redemption of all outstanding shares of Cumulative Preferred Stock, 4.60% Series, 5.00% Series, 5.00% Second Series, and 5.65% Series as of July 1, 1999 pursuant to the original terms.

  Item 2 - Management's Discussion of Results of Operations
                and Analysis of Financial Condition

     For the Three Months Ended March 31, 1999 and 1998

   The matters discussed throughout this Form 10-Q, except for historical financial results contained herein, may be forward-looking in nature or "forward-looking statements." Actual results may differ materially from the forecasts or projections presented. Forward-looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans" and variations of such words and similar expressions. The Company believes that its primary risk factors include, but are not limited to: changes in the overall economy, the nature and pace of technological change, the number and size of competitors in the Company's market, changes in law and regulatory policy and the mix of products and services offered in the Company's markets. Any forward-looking statements in this March 31, 1999 Form 10-Q should be evaluated in light of these important risk factors. For additional disclosure regarding risk factors refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the reports on Form 8-K filed with the Securities and Exchange Commission as follows:

SEC Filing Date                    Matter
------------------------------------------------------------
   6/17/98               Pooling of Interests Merger
                         with GlobalCenter Inc.

  1/26/99                Dividend Restructuring

  1/26/99 Filing of Management's Discussion and Analysis, Consolidated Financial Statements and Notes for 1998, 1997 and 1996

  3/19/99                Merger Agreement with Global Crossing Ltd.


DESCRIPTION OF BUSINESS

    Frontier Corporation (the "Company" or "Frontier") provides integrated telecommunications services including Internet, IP and data applications, long distance, local telephone and enhanced services to business, carrier, web-centric and targeted residential customers nationwide and in certain international countries.

RESULTS OF OPERATIONS

   Consolidated revenues for the first quarter of 1999 were $674.8 million, representing an increase of $42.8 million or 6.8% over the first quarter of 1998. Consolidated operating income was $80.2 million and $68.0 million for the quarters ended March 31, 1999 and 1998, respectively, representing a 17.9% increase on a year over year basis. Excluding $7.5 million in nonrecurring items, operating income was $87.7 million for the quarter ended March 31, 1999 and $74.5 million for the quarter ended March 31, 1998, representing a 17.7% increase. Operating results continue to be positively impacted by revenue growth in Data, Carrier Services and Competitive Local Exchange Carrier ("CLEC") services. Data revenue grew $24.0 million, or 131.5% over the first quarter of 1998, driven by a 268% increase in frame relay, a 231% increase in dedicated Internet and a 129% increase in content distribution revenue on a year over year basis. Carrier Services revenues grew $52.2 million or 37.6% over the first quarter of 1998. The growth in Carrier Services reflects a growing base of new customers.

   Normalized for other charges, costs and expenses grew $29.7 million or 5.3% over the same prior year quarter compared to consolidated revenue growth of 6.8%. Expenses were driven primarily by higher cost of access in the Integrated Services segment due to growth in Carrier Services volumes. These increases are offset by improvements in selling, general and administrative expenses as a percent of revenue as a result of the Company's efforts to effectively manage expenses.

   In the first quarter of 1999, the Company recorded a $7.5 million charge, or $.04 per diluted share, for costs related to the merger with Global Crossing. These charges primarily included investment banker fees, legal fees and other direct costs.

   During the first quarter of 1998, the Company recorded an after-tax charge of $5.8 million (net of taxes of $0.7 million) associated with the acquisition of GlobalCenter Inc. ("GlobalCenter") a leading provider of digital distribution, Internet and data services. These charges included investment banker fees, legal fees and other direct costs.

   Diluted earnings per share were $0.23 and $0.20 for the quarters ended March 31, 1999 and 1998, respectively, representing a 15.0% increase. Excluding nonrecurring charges, diluted earnings per share for the quarter ended March 31, 1999 were $0.27, as compared to $0.23 for the first quarter of 1998. Consolidated net income for the same period was $47.4 million compared to $39.7 million in 1998, normalized for nonrecurring items.

Integrated Services

   Through its Integrated Services segment, the Company is one of the nation's largest long distance companies. The Integrated Services segment provides domestic and international voice, data products, video and audio communications, digital distribution services, Internet service and other communications products to primarily small to mid-size business customers, carrier customers, web-centric customers and targeted consumer markets. Results for this segment also include CLEC services, currently available in 32 states plus Washington D.C., providing
Frontier the ability to offer integrated local and long distance telephone service to approximately 70% of the United States.

   Integrated Services revenue totaled $490.6 million in the first quarter of 1999, an increase of $41.1 million or 9.1% as compared to the first quarter of 1998. The increase in revenue is attributed to a growing base of carrier customers, CLEC services and data revenue. Revenue increases are being offset by the de-emphasis of selected consumer programs and continuing competition in the consumer sector. Consistent with industry trends, the Company is experiencing declines in revenue per minute for voice products.

   Data Services revenue reached $42.3 million in the first quarter of 1999, an increase of $24.0 million, or 131.5% over the first quarter of 1998. Data Services growth is driven by a 268% increase in frame relay, a 231% increase in dedicated Internet and a 129% increase in content distribution revenue on a year over year basis.

   During the quarter ended March 31, 1999, Carrier Services revenue grew $52.2 million to $190.8 million, representing a 37.6% increase over the same prior year period. These increases are driven by both an increase in the customer base as well as higher levels of switched and dedicated traffic. As the Optronics network is completed, the Company anticipates further fiber capacity sales, swaps and exchanges.

  Frontier provides local service as a CLEC on both a resale and facility basis with a focus on providing integrated local, long distance and data services. Initially, most coverage was provided via resale of the incumbent local exchange carriers. Within that footprint, CLEC service was initially provided from Frontier's own switches in New York, Boston and Minneapolis. As of March 31, 1999, Frontier has expanded its coverage to 32 states plus Washington, D. C. for local resale and to 22 top business markets for other facilities-based local service, cumulatively reaching 70% of the U. S. business population. Facilities-based service is being offered in cities that are on the Company's Optronics network, which will provide Frontier with the opportunity to expand its offerings of combined local and long distance services into additional markets and leverage the Optronics network. CLEC revenue growth was 82% and CLEC line growth was 52% over the first quarter of 1998.

   Cost of access represented 63.6% of total Integrated Services revenue for the first quarter of 1999 as compared to 63.8% for the same period in 1998. The lower cost of access percentage is primarily driven by increased utilization of the Optronics network, offset by growth in generally lower margin Carrier Services revenue.

   Delays in the completion of a small number of segments have moved the expected completion date of all portions of the original Optronics network into the first half of 1999. Cost benefits are expected to be realized as the SONET rings are closed, traffic is migrated and redundant leased costs are eliminated. The Company has further enhanced its Optronics network by expanding its geographic coverage. Through swap agreements with Enron and WTCI, Frontier will add approximately 4,000 route miles in the western United States. These agreements will also provide the Company with additional SONET rings, further enhancing the reliability and performance of the network. In addition, in July 1998, Frontier entered into an agreement with Williams Communications to construct an extension into the southeast United States. In aggregate, the Company's Optronics network will have 20,000 route miles. As of March 31, 1999, approximately 65% of the total Optronics network is carrying traffic. Construction of the Optronics network and continuing integration efforts are expected to reduce future network costs as well as provide new revenue opportunities for the Company.

   SG&A expense represented 23.9% of the total Integrated Services' revenue for the first quarter of 1999 as compared
to  26.8%  for  the  same period in 1998.   The  lower  SG&A
percentage is driven primarily by cost controls and a change in revenue mix away from the consumer business to the Carrier Services business. The consumer business historically has higher SG&A expense as a percentage of revenue than the Carrier Services business.

   Depreciation  and  amortization  expense  increased  $6.4
million or 24.6% on a year over year basis driven primarily by depreciation of the Optronics network and an overall increase in capital expenditures.

   Operating income for the first quarter of 1999 was $29.3 million, an increase of 202.8% over the first quarter of 1998. Operating margin as a percent of revenue for the three months ended March 31 1999, increased from 2.1% in the first quarter of 1998 to 6.0% in the first quarter of 1999. Excluding nonrecurring items, operating income increased 80.7% and operating income as a percent of revenue increased from 3.6% to 6.0% during the first quarter of 1999 compared to the first quarter of 1998. The increase in operating margin is attributed to higher revenue and migration to the lower cost Optronics network.

Local Communications Services

   The Company's Local Communications Services operation is one of the largest local exchange service providers in the United States. Local Communications Services includes the Company's local telephone operations, consisting of 34 telephone operating subsidiaries in 13 states. Also included in this segment are the revenues and expenses of Frontier Communications of Rochester Inc., a competitive telecommunications company formed January 1, 1995 that provides an array of services on a retail basis in the Rochester, New York marketplace. Consequently, the Local Communications Services segment includes both wholesale and retail local service provided in the Rochester, New York market.

   Revenues for Local Communications Services were $179.2 million in the three month period ended March 31, 1999, an increase of $6.1 million or 3.5% over the comparable period in 1998. Access lines increased 3.4% over the prior year to 1,033,000 and access minutes of use increased 3.9% over the same prior year period. Minutes of use increased 3.2% over the comparable 1998 period. Revenue growth during the first quarter of 1999 is also influenced by an increased demand for Internet services and dedicated traffic growth.

   Costs and expenses in the first quarter of 1999 for Local Communications Services were $113.7 million, an increase of $4.2 million or 3.8% over the first quarter of 1998. The increase in costs and expenses is attributable to service quality improvements during the quarter, increased depreciation expense, and an increase in customer service costs due to access line growth.

   Operating income was $65.5 million for the quarter ended March 31, 1999, representing an increase of $1.9 million or 3.0% over the comparable quarter in the prior year. Operating margins for the quarter ended March 31, 1999 were relatively consistent with the prior year.

Corporate Operations and Other

     Corporate Operations is comprised of expenses traditionally associated with a holding company, including executive and board of directors' expenses, corporate finance and treasury, investor relations, corporate planning, legal services and business development. The Other category includes FNSC, which was sold on April 15, 1999. FNSC markets and installs telecommunications systems and equipment. This segment also includes wireless operations of Minnesota RSA No. 10 which was sold on April 30, 1998.

   The change in results for this segment are influenced by the sale of the Company's wireless operations and diminished revenue from FNSC prior to its sale in April 1999.

Other Income Statement Items

  Interest Expense

   Interest expense was $15.2 million for the quarter ending March 31, 1999, representing an increase of $1.8 million or 13.3% over the prior year quarter. The overall increase in interest expense is the result of higher levels of debt outstanding and is partially offset by an increase in capitalized interest of $4.0 million over 1998. The increase in capitalized interest and levels of debt outstanding is primarily attributable to the Company's capital program driven by the Optronics network and an overall increase in capital expenditures.

  Equity Earnings from Unconsolidated Wireless Interests

   The Company's minority interests in wireless operations and its 50% interest in the Frontier Cellular joint venture with Bell Atlantic are reported using the equity method of accounting, which results in the Company's proportionate share of earnings being reflected in a single line item below operating income.

  Equity earnings from the Company's unconsolidated wireless interests, including Frontier Cellular, the 50/50 joint venture of Frontier and Bell Atlantic currently managed by Frontier, were $4.2 million in the first quarter, a 72.5% increase over the $2.5 million reported in the year-ago quarter. Customers increased to more than 403,000, or 21 percent more than the year-ago quarter. The increase in equity earnings is attributable to continued operating efficiencies as well as an increase in the number of customers.

  Income Taxes

  The effective income tax rate (normalized for nonrecurring items) was 39.5% for the quarters ended March 31, 1999 and 1998.

   Effective income tax rates as reported are impacted by certain nonrecurring items for the quarters ended March 31, 1999 and 1998. During 1999 and 1998, the effective rates were primarily impacted by transaction costs associated with the Global Crossing merger and the GlobalCenter acquisition.

FINANCIAL CONDITION

Review of Cash Flow Activity

    Earnings before interest, taxes, depreciation and amortization ("EBITDA") is a common measurement of a company's ability to generate cash flow from operations. EBITDA should be used as a supplement to, and not in place of, cash flow from operating activities. The Company's EBITDA before nonrecurring charges was $150.2 million, or 15.8% higher than the year-ago amount of $129.8 million. The increase in EBITDA corresponds with the improved operating results of the Company.

   Cash provided from operations for the quarter ended March 31, 1999 increased $38.2 million to $104.5 million as a result of improved operating results as compared to the same prior year period. Changes in working capital include an increase in accounts receivable, accounts payable, taxes accrued and other liabilities, and deferred income taxes. These increases are primarily driven by the growth of the business.

   Cash  used for investing activities increased  to  $330.5
million, or 288.7% higher than the prior year quarter driven by an increase in cash expenditures for capital projects principally due to the Optronics network.

   Cash provided from financing activities increased $186.5 million during the quarter as compared to the same period in 1998. This net inflow of cash is primarily attributable to new borrowings on long term debt driven by the Company's capital program and proceeds from the issuance of common stock resulting from the exercise of stock options.

Debt

   The Company's total debt amounted to $1,472.9 million at March 31, 1999, an increase of $112.6 million from December 31, 1998. This higher debt level is driven by the Company's capital program, including the Optronics network as well as the temporary restriction on dividend payments from Frontier Telephone of Rochester.

Debt Ratio and Interest Coverage

   The Company's debt ratio (total debt as a percentage of total capitalization) was 57.9% at March 31, 1999, as compared with 57.2% at December 31, 1998. Pre-tax interest coverage, excluding nonrecurring charges, was 4.1 times for the quarter ended March 31, 1999, as compared with 4.6 times for the same period in 1998.

Capital Spending

  Through March 1999, gross capital expenditures amounted to approximately $230.7 million, as compared to $85.5 million in the prior year. The Company currently projects its 1999 capital expenditures to be approximately $900 million.
The Company anticipates financing its capital program through a combination of internally generated cash from operations as well as external financing.

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

  State of Readiness. Frontier has developed plans to assess and remediate key internally-developed computer systems so they will be Year 2K compliant in advance of December 31, 1999 and has implemented those plans to a significant degree. The plans encompass all operating properties as well as Frontier's corporate headquarters. These include both information technology ("IT") and non-IT compliance. The plans cover the review, and either modification or replacement where necessary, of portions of the Company's computer applications, telecommunications networks, telecommunications equipment and building facility equipment that directly connect the Company's business with customers, suppliers and service providers. Implementation of the plan began in 1996 and the Company believes that substantially all of its internally-developed IT systems are now compliant. Final assessments and remediation are expected to be substantially complete by midyear 1999, or shortly thereafter, leaving the remainder of 1999 for additional system testing, carrier interoperability testing and other remediation. These plans involve capital expenditures for new software and hardware, as well as costs to modify existing software. This will include replacement of individual end user equipment, such as personal computers that are not compliant. Initially, work with IT systems was given priority over work with non-IT systems, but the Company is comprehensively reviewing its non-IT Year 2K readiness as well, including communications with third parties who supply or maintain non-IT systems or significant non-IT subsystems.

  The Company has given special attention to the Year 2K issues involved in its network, switches and billing systems, and will continue to dedicate significant resources to these areas as a priority. The Company has also increased its resources in areas in which assessment and remediation has not yet reached a point where management is satisfied with progress. To date, Year 2K readiness is progressing at a pace that is acceptable to management and management maintains continuous contact with the Year 2K team to receive progress reports and to address issues.

  Costs.   The Company has recently performed a detailed update
of Year 2K costs. Costs to date that are directly attributable to Year 2K issues are $17.5 million, and the Company now anticipates spending an additional $20.1 to $20.8 million during the remainder of 1999. This includes costs directly related to Year 2K assessment and remediation and the replacement of non-compliant systems and end user equipment, including acceleration of replacement of non-compliant systems and end user equipment due to Year 2K issues. A substantial portion of the total amount has been used for third party assistance in assessment and remediation. The source of these funds is cash generated from operations. The Year 2K projects have not caused the Company to forego or defer, to any material degree, other critical IT projects. To date, the costs of addressing potential Year 2K problems are not considered material to the Company's financial condition, results of operations or cash flows and have been consistent with planned expenditures, and future costs are not expected to be material in such respects.

  Risks.   The Company is engaged primarily in
telecommunications lines of business, and therefore connects directly and indirectly with thousands of other carriers, inside and outside the United States. These connections are made through switching offices of the Company and the other carriers. The switching offices were manufactured by and often maintained by third parties. While many other carriers have announced plans to engage independently in Year 2K assessment and remediation for their networks, there is a risk that some carriers (particularly smaller carriers and carriers outside the United States) will not address or resolve Year 2K issues, and that telecommunications may therefore be affected. If this were to occur, it is likely that the Company would be affected only to the same degree as the other carriers in the telecommunications industry. A Year 2K failure in the network of smaller carriers would not be likely to have a significant impact on telecommunications generally, or on the Company. However, addressing these risks to the telecommunications industry in general is
outside the Company's control.   In addition, the Company is
unable at this time to assess the degree to which the manufacturers of switches and similar equipment have completed their assessment and remediation of such equipment and its associated software with respect to any other carriers. Nevertheless, the Company has initiated an inquiry with its primary vendors and continues to engage in discussions related to Year 2K compliance with many of them. If the Company concludes that a manufacturer or other vendor is unable to complete remediation in time, the Company has the option of system or equipment replacement, an option that is also available to the Company with respect to its own systems and equipment. The Company has replaced some equipment and systems, and may continue to do so in appropriate circumstances.

  Another risk to the Company arises with respect to the timely completion of Year 2K remediation for the processing that occurs in the Company's IT and non-IT systems, including billing systems. If the Company or its vendors are unable to resolve such processing issues in a timely manner, it could pose independent risks to the Company's business that could be material. Accordingly, the Company has devoted resources it believes to be adequate to resolve all significant identified Year 2K issues in a timely manner, and has undertaken plans to make information available to customers and others related to its Year 2K activities. Consistent with the practice of other carriers, the Company generally has declined to provide Year 2K compliance warranties or other Year 2K-related contractual promises to customers or other persons. In addition, the Company is engaged in communications with third party equipment and software vendors and suppliers of services to verify their Year 2K readiness, and plans to engage in internetwork testing with other carriers during 1999. Since the Company's own Optronics NetworkSM, including the recently announced southeast expansion, is expected to be substantially deployed before December 31, 1999, the Company anticipates that the impact of other carriers who may experience business interruptions would be lessened, and such interruptions are not currently expected to have material adverse impacts on the Company.

  Contingency Plans. The Company consistently monitors the progress of its Year 2K program. The Company currently anticipates that it will resolve its Year 2K issues before the end of 1999, with the exception of any issues that involve other carriers or suppliers and that are outside of its control. During 1999, the Company will continue to monitor efforts undertaken through regulatory agencies and industry groups to assure that Year 2K preparations are completed in a timely manner.

  The Company has identified areas on a preliminary basis in which it expects to develop contingency plans. Contingency planning does not mean that a facility or system will fail. It may be merited because of many different factors, including the inherent importance of a system or facility, the response or lack of response from a third party vendor, or the results of the Company's review and evaluation. The following areas have been identified as areas in which contingency planning is or may be required: SS7 Network arrangements internally and with third parties, power availability, certain OSS and CARS operating systems, network operations and call centers, EDI and credit and collections systems, lockbox arrangements and internal telephone systems. In all of these areas it is the potential impact of a failure rather than the probability of a failure that has led the Company to identify it as an area for contingency planning. To date, the Company has not identified contingency planning requirements relative to its Internet operations. Plans will be developed and tested as necessary and closely monitored by the Company's Internal Audit department and the Year 2K Executive Steering Committee. Because of its prior use of multiple billing systems, the Company has experience in manual billing consolidation for its carrier customers, and will always have manual processes available to it. The costs of contingency planning are not expected to be material to the Company.

Dividends

   On March 22, 1999, the Board of Directors declared the first quarter 1999 dividend of $0.05 cents per share on the Company's common stock, payable May 3, 1999 to shareholders of record on April 15, 1999.

   The dividend reflects an adjustment to Frontier's annualized common stock dividend which was reduced from $0.89 per share to $0.20 per share by the Company's Board of Directors on January 25, 1999.

New Accounting Pronouncements

  On June 17, 1998, the Financial Accounting Standards board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. Adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

   The Open Market Plan prohibits the payment of dividends by the Company's subsidiary, Frontier Telephone of Rochester, Inc. ("FTR"), to Frontier if (i) FTR's senior debt is downgraded to "BBB" by Standard & Poor's ("S&P"), or the equivalent rating by other rating agencies, or is placed on credit watch for such a downgrade, or (ii) a service quality penalty is imposed under the Open Market Plan. Dividend payments to Frontier also require FTR's directors to certify that such dividends will not impair FTR's service quality or its ability to finance its short and long-term capital needs on reasonable terms while maintaining an S&P debt rating target of "A".

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

   In 1998, the Company completed its commitment to the NYSPSC to increase capital expenditures to a minimum of $80.0 million and add employees in service-affecting areas.

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

   The  Open  Market  Plan discussion  in  the  Management's
Discussion  and Analysis of Financial Condition and  Results
of   Operations,  Part  I,  Item  2  of  this  document   is
incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Shareholders was held on April  29,
1999 for the purpose of electing a board of directors and approving the ratification of auditors.

   All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                             Number of Shares/Votes
Name                       For           Authority Withheld
-----------------------------------------------------------
Patricia C. Barron       147,045,823       1,070,424
Raul E. Cesan            147,129,464         986,783
Joseph P. Clayton        147,103,758       1,012,489
Brenda E. Edgerton       147,070,605       1,045,642
Jairo A. Estrada         147,071,648       1,044,599
Michael E. Faherty       147,086,804       1,029,443
Alan C. Hasselwander     147,020,471       1,095,776
Eric Hippeau             147,072,138       1,044,109
Robert Holland, Jr.      147,059,024       1,057,223
Douglas H. McCorkindale  147,127,551         988,696
James F. McDonald        147,090,361       1,025,886
Leo J. Thomas            147,114,818       1,001,429

   The  ratification of PricewaterhouseCoopers LLP as Public
Accountant for the fiscal year 1999 was approved with the following vote:

For                   147,085,666
Against                   559,006
Abstain                   471,575

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

   The FCC has yet to determine how to address the payphone compensation obligation for the period from November 7, 1996 through October 6, 1997. On April 2, 1999, the Company moved to intervene in a proceeding with U.S. Court of Appeals in the District of Columbia challenging the FCC's order. On July 15, 1998, an administrative complaint was filed by Bell Atlantic Corp. seeking $3.2 million in compensation for use of its payphones since October 7, 1997. On August 17, 1998, an administrative complaint was filed by Ameritech Corp. with the FCC seeking $1.9 million in compensation for the use of its payphones since October 7, 1997. On September 1, 1998, SBC Communications Inc. filed an administrative complaint with the FCC seeking $3.3 million in compensation for the use of its payphones since October 7, 1997. On November 24, 1998, U S West Communication Group filed an administrative complaint seeking $2.5 million in compensation for the use of its payphones since October 7, 1997. On April 30, 1999, the Company and U S West executed a settlement and on May 5, 1999, the parties filed a joint motion to dismiss U S West's complaint. The filing of the complaints has had no effect upon the position of the Company with respect to payphone compensation. The Company cannot predict the ultimate outcome of any of these FCC proceedings.

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

(b)  Reports on Form 8-K.

   The following reports on Form 8-K were filed during the quarter ended March 31, 1999.

     SEC Filing Date     Item  No.        Financial Statements
     -----------------------------------------------------------
     1/26/99               5                      Yes
     1/26/99               5                      Yes
     3/19/99             5,7                      No

   No reports on Form 8-K were filed subsequent to the quarter ended March 31, 1999.

                          SIGNATURE



  Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             FRONTIER CORPORATION
                      -------------------------------------
                             (Registrant)






Dated: May 13, 1999           /s/ Rolla P. Huff
                        By:  ---------------
                             Rolla P. Huff
                             President and
                             Chief Operating Officer
                             (principal accounting officer)

                    FRONTIER CORPORATION
                      INDEX TO EXHIBITS

Exhibit
Number     Description                                 Reference
------------------------------------------------------------------
3.1       Restated Certificate of Incorporation  Incorporated by reference to
          dated January 24, 1995                 Exhibit 3.1 to Form 10-K
                                                 for the year ended
                                                 December 31, 1995

3.2       Amendment to Restated Certificate      Incorporated by reference to
          of Incorporation dated April 9, 1995   Exhibit 3.2 to Form 10-K
                                                 for the year ended
                                                 December 31, 1995

3.3       By-laws                                Incorporated by reference to
                                                 Exhibit 3.3 to Form 10-K
                                                 for the year ended
                                                 December 31, 1998

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

4.4       9% Debenture due August 15, 2021       Incorporated by reference to
                                                 Exhibit 4.16 to Form 10-K
                                                 for the year ended
                                                 December 31, 1991

4.5       Indenture between the Company and      Incorporated by reference to
          Chase Manhattan Bank, N.A., Trustee,   Exhibit 4.1 to Form 8-K
          dated May 21, 1997, $300M 7.25%        dated May 23, 1997.
          Notes due May 15, 2004.

4.6       Supplemental Indenture between the       Incorporated by reference to
          Company and Chase Manhattan Bank,        Exhibit 4.7 to Form 10-K
          N.A. as Trustee, dated December 8, 1997, for the year ended
          $100M 6.25% Notes due December 15,       December 31, 1997.
          2009.

4.7       $200 Million Credit Agreement          Incorporated by reference to
          dated November 10, 1998 with           Exhibit 4.8 to Form 10-K
          Chase Manhattan Bank, Fleet Bank,      for the year ended
          Marine Midland Bank                    December 31, 1998

4.8       $275 Million Credit Agreement          Incorporated by reference to
          dated November 10, 1998 with           Exhibit 4.9 to Form 10-K
          Chase Manhattan Bank, Fleet Bank,      for the year ended
          Marine Midland Bank                    December 31, 1998

4.9       $250 Million Credit Agreement          Filed herewith
          dated April 29, 1999 with Morgan
          Stanley, First National Bank of Chicago, and Fleet National Bank, et al.

10.1      Amendment No. 1 to Directors Common    Filed herewith
          Stock Deferred Growth Plan

10.2      Amendment No. 1 to Plan for the        Filed herewith
          Deferral of Directors Fees

10.3      Amendment No. 1 to Directors           Filed herewith
          Stock Incentive Plan

10.4      Amendment No. 4 to Management          Filed herewith
          Stock Incentive Plan

10.5      Amendment No. 2 to Employees'          Filed herewith
          Stock Option Plan

10.6      Amendment No. 1 to Omnibus             Filed herewith
          Incentive Plan

11        Statement re:  Computation of Diluted  Filed herewith
          Earnings Per Common Share (Unaudited)

27        Financial Data Schedule                Filed herewith