Form 10-Q
period 1999-06-30
FRONTIER CORP /NY/
filed 1999-08-03
CIK 84567

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

                             or

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

  $1.00 Par Value Common Stock     173,415,499 shares as of July 31, 1999

                    FRONTIER  CORPORATION

                          Form 10-Q
                            Index

                                                        Page Number
Part I.     FINANCIAL INFORMATION

  Item 1. Financial Statements

         Business Segment Information for the three
         and six months ended June 30, 1999 and 1998          3


         Consolidated Statements of Income for the three
         and six months ended June 30, 1999 and 1998          4

         Consolidated Balance Sheets as of June 30, 1999
         and December 31, 1998                                5

         Consolidated Statements of Cash Flows for the six
         months ended June 30, 1999 and 1998                  6

        Notes to Consolidated Financial Statements         7-13

  Item 2. Management's Discussion of Results of Operations
          and Analysis of Financial Condition              14-25

Part II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                25-27

  Item 4. Submission of Matters to a Vote of Security
          Holders                                             27

  Item 5. Other Information                                27-28

  Item 6. Exhibits and Reports on Form 8-K                    28

  Signature                                                   29

  Index to Exhibits                                        30-32

                    FRONTIER CORPORATION
                Business Segment Information
                         (Unaudited)
                          3 Months Ended June 30,  6 Months Ended June 30,
In thousands of dollars          1999        1998        1999        1998
- --------------------------------------------------------------------------
Integrated Services
Revenue
 Commercial               $   250,959  $  248,074  $  500,427  $  490,313
 Consumer                      45,035      61,554      95,400     130,211
 Carrier                      168,680     155,036     359,483     293,686
- -------------------------------------------------------------------------
   Total Revenue          $   464,674  $  464,664  $  955,310  $  914,210
Cost of Access                297,167     301,029     609,126     587,816
- -------------------------------------------------------------------------
Gross Margin                  167,507     163,635     346,184     326,394
Selling, General and
Administrative Expense        123,778     118,738     240,882     239,369
Depreciation and
Amortization                   35,353      25,176      67,660      51,111
- -------------------------------------------------------------------------
Operating Income:
 Operating Income Before
 Other Charges                  8,376      19,721      37,642      35,914
 Other Charges                      -           -           -       6,528
- -------------------------------------------------------------------------
   Total Operating Income $     8,376  $   19,721  $   37,642  $   29,386
Capital Expenditures      $   208,051  $   85,639  $  397,146  $  140,924
Total Assets              $ 2,089,382  $1,488,341  $2,089,382  $1,488,341
- -------------------------------------------------------------------------
- -------------------------------------------------------------------------
Local Communications Services
Revenue                   $   182,091  $  175,105  $  361,327  $  348,203
Operating Expenses             84,895      81,826     168,941     162,988
Depreciation and
Amortization                   30,001      28,167      59,675      56,511
- -------------------------------------------------------------------------
Operating Income          $    67,195  $   65,112  $  132,711  $  128,704
Capital Expenditures      $    51,633  $   39,589  $   89,168  $   62,558
Total Assets              $ 1,065,130  $  970,943  $1,065,130  $  970,943
- -------------------------------------------------------------------------
- -------------------------------------------------------------------------
Corporate Operations and Other
Revenue                   $         -  $    8,547  $    4,960  $   17,901
Operating Expenses              8,052      11,917      19,530      25,553
Depreciation and
Amortization                      158         628         721       1,589
- -------------------------------------------------------------------------
Operating Income:
 Operating Loss Before
 Other Charges                 (8,210)     (3,998)    (15,291)     (9,241)
 Other Charges                      -           -       7,520           -
- -------------------------------------------------------------------------
  Total Operating Loss    $   (8,210)  $   (3,998)  $ (22,811) $   (9,241)
Capital Expenditures      $     8,591  $    8,413  $   12,656  $   15,664
Total Assets              $   319,926  $  234,937  $  319,926  $  234,937
- -------------------------------------------------------------------------
- -------------------------------------------------------------------------
Consolidated
Revenue                   $   646,765  $  648,316  $1,321,597  $1,280,314
Operating Expenses            513,892     513,510   1,038,479   1,015,726
Depreciation and
Amortization                   65,512      53,971     128,056     109,211
- -------------------------------------------------------------------------
Operating Income:
 Operating Income Before
 Other Charges                 67,361      80,835     155,062     155,377
 Other Charges                      -           -       7,520       6,528
- -------------------------------------------------------------------------
  Total Operating Income  $    67,361  $   80,835  $  147,542  $  148,849
Capital Expenditures      $   268,275  $  133,641  $  498,970  $  219,146
Total Assets              $ 3,474,438  $2,694,221  $3,474,438  $2,694,221
- -------------------------------------------------------------------------
- -------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

                            FRONTIER CORPORATION
                      Consolidated Statements of Income
                                 (Unaudited)

In thousands of dollars,    3 Months Ended June 30, 6 Months Ended June 30,
except per share data                1999      1998       1999      1998
- ------------------------------------------------------------------------
Revenue
 Integrated Services             $464,674  $464,664   $955,310 $  914,210
 Local Communications             182,091   175,105    361,327    348,203
 Corporate Operations and Other         -     8,547      4,960     17,901
- -------------------------------------------------------------------------
  Total Revenue                  $646,765  $648,316 $1,321,597 $1,280,314
Costs and Expenses
Operating expenses                499,608   498,302  1,010,738    984,036
Depreciation and amortization      65,512    53,971    128,056    109,211
Taxes other than income taxes      14,284    15,208     27,741     31,690
Other Charges                           -         -      7,520      6,528
- -------------------------------------------------------------------------
  Total Costs and Expenses        579,404   567,481  1,174,055  1,131,465
- -------------------------------------------------------------------------
Operating Income                   67,361    80,835    147,542    148,849
Interest expense                   14,631    12,558     29,850     25,989
Other income:
 Gain on sale of assets             2,000    14,551      2,000     14,551
 Equity earnings from
 unconsolidated wireless interests  5,446     4,178      9,687      6,636
 Interest income                    1,482     1,191      3,134      2,389
 Other income                         165     1,002        173      1,894
- -------------------------------------------------------------------------
Income Before Taxes and Cumulative
 Effect of Change in Accounting
 Principles                        61,823    89,199    132,686    148,330
Income tax expense                 24,450    41,536     55,411     66,753
- -------------------------------------------------------------------------
Income Before Cumulative Effect
of Change in Accounting Principles 37,373    47,663     77,275     81,577
Cumulative effect of change in
 accounting principle                   -     1,755          -      1,755
- -------------------------------------------------------------------------
Consolidated Net Income            37,373    45,908     77,275     79,822
Dividends on preferred stock          255       252        506        503
- -------------------------------------------------------------------------
Basic Income Applicable to
Common Stock                      $37,118   $45,656   $ 76,769    $79,319
Diluted earnings adjustment            90        90        180        180
- -------------------------------------------------------------------------
Diluted Income Applicable to
 Common Stock                     $37,208   $45,746   $ 76,949    $79,499
 ========================================================================
Basic Earnings Per Common Share   $  0.22   $  0.27   $   0.45    $  0.47
Average Shares Outstanding        172,542   170,390    172,048    170,230
=========================================================================
Diluted Earnings Per Common Share $  0.21   $  0.26   $   0.43    $  0.46
Average Shares Outstanding        179,235   174,093    177,273    173,449
=========================================================================
See accompanying Notes to Consolidated Financial Statements.

                           FRONTIER CORPORATION
                        Consolidated Balance Sheets
                                   June 30,  December 31,
In thousands of dollars,               1999        1998
except share data                (Unaudited)
- -------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents        $  99,453  $   85,143
Accounts receivable, (less
allowance for uncollectibles
of $60,912 and $45,787,
respectively)                      430,576     422,724
Materials and supplies               7,243       9,924
Deferred income taxes               13,105      13,320
Prepayments and other               27,260      35,563
- ------------------------------------------------------
     Total Current Assets          577,637     566,674
Property, plant and equipment,
 net                             2,038,457   1,677,559
Goodwill and customer base, net    466,851     484,015
Deferred and other assets          391,493     330,495
- ------------------------------------------------------
Total Assets                    $3,474,438  $3,058,743
======================================================
Current Liabilities
Accounts payable                $  449,429  $  449,041
Dividends payable                    8,955      38,508
Debt due within one year            10,508       9,466
Taxes accrued                       39,996      26,128
Other liabilities                   42,341      44,554
- ------------------------------------------------------
     Total Current Liabilities     551,229     567,697
Long-term debt                   1,647,960   1,350,821
Deferred income taxes               50,462      40,046
Deferred employee benefits
obligation                          92,049      81,925
- ------------------------------------------------------
Total Liabilities                2,341,700   2,040,489
- ------------------------------------------------------

Shareholders' Equity
Preferred stock                     18,294      18,770
Common stock, par value $1.00,
authorized 300,000,000
shares; 173,269,723 shares and
171,635,518 shares
issued in 1999 and 1998,
respectively                       173,270     171,636
Capital in excess of par value     640,409     578,946
Retained earnings                  334,325     274,870
Other comprehensive loss            (1,555)     (4,249)
- ------------------------------------------------------
                                 1,164,743   1,039,973
Less -
Treasury stock, 10,849 shares in
 1999 and 1998, at cost                231         231
Unearned compensation -
 restricted stock plan              31,774      21,488
- ------------------------------------------------------
Total Shareholders' Equity       1,132,738   1,018,254
- ------------------------------------------------------
Total Liabilities and
 Shareholders' Equity            $3,474,438 $3,058,743
======================================================
See accompanying Notes to Consolidated Financial Statements.


                       FRONTIER CORPORATION
               Consolidated Statements of Cash Flows
                            (Unaudited)
                                                 6 Months Ended June 30,
In thousands of dollars                            1999             1998
- ------------------------------------------------------------------------
Operating Activities
Net Income                                    $  77,275         $ 79,822
- ------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Other charges                                  7,520            6,528
   Cumulative effect of change in
    accounting principle                              -            1,755
   Depreciation and amortization                128,056          109,211
   Gain on sale of assets                        (2,000)         (14,551)
   Equity earnings from unconsolidated
    wireless interests                           (9,687)          (6,636)
   Other, net                                     7,304            2,876
   Changes in operating assets and liabilities, exclusive
    of impacts of dispositions and acquisitions:
     Increase in accounts receivable            (10,730)         (53,628)
     Increase in materials and supplies          (3,053)          (1,515)
     Decrease in prepayments and other
      current assets                              9,091            5,032
     Increase in deferred and other assets      (16,291)         (14,270)
     Increase in accounts payable                 5,312           62,133
     Increase in taxes accrued and other
      current liabilities                        17,295           18,709
     Increase in deferred income taxes            8,617           22,848
     Increase in deferred employee
      benefits obligation                        10,124            2,034
- ------------------------------------------------------------------------
 Total Adjustments                              151,558          140,526
- ------------------------------------------------------------------------
 Net Cash Provided by Operating Activities      228,833          220,348
- ------------------------------------------------------------------------

Investing Activities
Expenditures for property, plant
 and equipment                                 (585,542)        (165,796)
Deposit for capital projects                    (32,198)         (92,781)
Proceeds from sale of assets                     10,532           41,543
Other investing activities                       (7,900)            (264)
- ------------------------------------------------------------------------
 Net Cash Used in Investing Activities         (615,108)        (217,298)
- ------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt        423,547          131,181
Repayments of debt                               (5,827)         (12,698)
Dividends paid                                  (47,373)         (74,704)
Issuance of common stock                         30,731            4,094
Other financing activities                         (493)            (290)
- ------------------------------------------------------------------------
 Net Cash Provided by Financing Activities      400,585           47,583
- ------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents        14,310           50,633
Cash and Cash Equivalents at Beginning of Period 85,143           26,302
- ------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $  99,453         $ 76,935
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

SEC Filing Date                    Matter
- -------------------------------------------------------------
7/21/99             Agreement to Sell Upstate Cellular Network
5/18/99             Consent and Amendment #1 to
                    Global Crossing Ltd. Merger Agreement
3/19/99             Merger Agreement with Global Crossing Ltd.
1/26/99             Dividend Restructuring
1/26/99             Filing  of Management's Discussion and Analysis,
                    Consolidated  Financial  Statements  and
                    Notes for 1998, 1997 and 1996
6/17/98             Pooling of Interests Merger with GlobalCenter Inc.


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

   It is the Company's policy to reclassify prior year amounts to conform with current year presentation.


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

   During May 1999, Global Crossing contacted Frontier representatives to inform them of a proposed transaction between Global Crossing and U S WEST and, pursuant to the merger agreement, to request the Company's consent to that proposed transaction. After discussion and negotiation, Global Crossing and the Company agreed to specified amendments to their merger agreement. On May 16, 1999, the Company consented to Global Crossing entering into a merger agreement to effect the proposed transaction with U S West and both parties approved an amendment to the Global Crossing-Frontier merger agreement.

   On June 13, 1999, the Company received an unsolicited acquisition proposal from Qwest Communications International Inc. ("Qwest") to acquire all of the common stock of the Company. Qwest offered to pay $20 in cash and issue not less than 1.181 shares of Qwest common stock for each share of Frontier Common stock. On June 17, 1999, the Company issued a press release announcing that its board of directors had reviewed the unsolicited acquisition offer made by Qwest and had determined to take no action with respect to the offer at that time.

   On June 23, 1999, Qwest submitted a revised acquisition proposal to the Company. Qwest offered a value of $68 for each share of Frontier common stock, such $68 value consisting of $20 in cash and the balance in Qwest common stock. Qwest's revised acquisition proposal included a "collar" on the price of Qwest common stock between $30.50 and $43.50. The Frontier board of directors directed Frontier's management and advisors to meet with Qwest and explore the proposal and also to explore Global Crossing's position with respect to the revised Qwest proposal.

   On July 18, 1999, in connection with the execution by Qwest and U S WEST of a merger agreement and the termination of the proposed Global Crossing-U S WEST merger, Qwest withdrew its proposal to acquire the Company.

   Under the terms of the Company's amended merger agreement for the Global Crossing-Frontier transaction, Frontier shareholders would receive Global Crossing common shares valued at $63 per Frontier share, as long as Global Crossing shares trade within a range of $34.5625 to $56.7813 per share (the "collar") during a measurement period prior to closing. Outside the collar, Frontier shareholders would receive a fixed number of Global Crossing shares, 1.1095 shares at the top end of the collar and 1.8229 at the bottom of the collar. The initial value of the shares of Global Crossing common stock Frontier stockholders would receive in the merger may be more or less than the value based on the measurement period average price because the trading  price  of  the  Global
Crossing common stock at closing may be higher or lower than the average trading price during the measurement period or because the average trading price may be outside the collar. The value of this consideration would be increased by a 7% per annum interest factor if the Global Crossing-Frontier merger does not close by December 31, 1999 and the average trading price of the Global Crossing common stock during the measurement period was not greater than $56.7813. In connection with the Global Crossing-Frontier transaction, the Company has also granted Global Crossing an option to acquire up to 19.9% of its outstanding shares at $63 per share as well as a break-up fee if the merger is terminated for certain reasons.

   The Global Crossing-Frontier transaction is expected to qualify as a tax-free reorganization to the Frontier shareholders and is anticipated to be accounted for as a purchase. Based on market prices as of March 16, 1999, the merged company will be approximately two-thirds owned by current Global Crossing shareholders and one-third owned by current Frontier shareholders.

  This transaction is subject to approval by shareholders of both companies, the Federal Communications Commission, state and other regulatory authorities. The Company has filed regulatory petitions in 26 states and has already received approvals from several states. Regulatory approvals are still pending from the Federal Communications Commission and a number of states. The Company and Global Crossing expect that the transaction will be completed in the third quarter of 1999, but cannot predict with certainty the timing or nature of regulatory approvals or shareholder action.

Note 3: Acquisitions

   On February 27, 1998, the Company acquired GlobalCenter, Inc. ("Frontier GlobalCenter, Inc." or "GlobalCenter"), a leading provider in digital distribution, Internet and data services headquartered in Sunnyvale, California. Under the terms of the merger agreement, the Company acquired all of the outstanding shares of GlobalCenter. The total shares issued by the Company to effect the merger were 6.4 million. At the time of the merger, GlobalCenter had approximately
1.1 million stock options and warrants outstanding as converted into Frontier equivalents. This transaction was accounted for using the pooling of interests method of accounting and, accordingly, historical information was restated to reflect GlobalCenter.

Note 4: Divestitures

      During the first six months of 1999, the Company continued its efforts to sell non-core assets. On April 15, 1999, the Company sold Frontier Network Systems Corp. ("FNSC") for $12.4 million, including cash of $7.9 million and a long-term note for $4.5 million. FNSC marketed and installed telecommunications systems and equipment. No gain or loss was recognized on this transaction. On June 3, 1999, the Company completed the sale of Illinois RSA No. 3, a cellular partnership, resulting in a pre-tax gain of $2.0 million. On May 28, 1999, the Company signed a non-
binding letter of intent to sell its ConferTech Systems unit. The transaction is expected to close in August 1999. At this time the Company has not yet quantified the gain or loss on this transaction.

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

Note 5: Other Charges

   In the first quarter of 1999, the Company recorded a $7.5 million charge, or $.04 per diluted share, for costs related to the merger with Global Crossing. These charges primarily included investment banker fees, legal fees and other direct costs. Additional fees and costs are being incurred in connection with the merger.

   In the first quarter of 1998, the Company recorded a pre-tax charge of $6.5 million associated with the acquisition of GlobalCenter, which included investment banker fees, legal fees and other direct costs.

Note 6: Earnings Per Share

  The Company follows the provisions of Financial Accounting Standards Board Statement ("FAS") No. 128, "Earnings Per Share" ("EPS"). Basic EPS are based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS are based on the weighted average number of shares of common stock and common stock equivalents (options, warrants, restricted stock, and convertible debentures) outstanding during the period, computed in accordance with the treasury stock method.

  The following is a reconciliation of the denominator used in the computation of diluted earnings per share:

                              3 Months Ended    6 Months Ended
                                  June  30,         June 30,
In thousands                     1999   1998     1999    1998
- ------------------------------------------------------------
Weighted Average Shares
 Outstanding - Basic          172,542 170,390 172,048 170,230
Stock Options and Warrants      6,190   3,200   4,722   2,716
Convertible Debentures            503     503     503     503
- -------------------------------------------------------------
Weighted Average Shares
 Outstanding - Diluted        179,235 174,093 177,273 173,449
=============================================================
Note 7:      Marketable Securities

   During the second quarter of 1999, the Company purchased certain equity securities through its wholly owned subsidiary, Frontier Internet Ventures, Inc. The Company classifies these securities as available for sale in accordance with the provisions of FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments are carried at fair value, based on quoted market prices and are recorded in the "Deferred and other assets" caption of the Consolidated Balance Sheets. Unrealized holding gains and losses are excluded from earnings and reported, net of income taxes, as a component of shareholders' equity. Realized gains and losses, if any, will be recognized on the specific identification method and reflected in income. As of June 30, 1999, the fair value of these investments was $12.9 million, with a cost $7.9 million, and a total unrealized gain of $5.0 million. Accordingly, the Company has recorded a $3.0 million increase to shareholder's equity at June 30, 1999, net of taxes of $2.0 million. There were no unrealized losses at June 30, 1999.

Note 8:      Comprehensive Income

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

                              3 Months Ended  6 Months Ended
                                 June 30,         June 30,
In thousands                     1999   1998    1999    1998
- -------------------------------------------------------------
Net income                    $37,373 $45,908 $77,275 $79,822
Unrealized gain on investment,
 net of taxes                   3,022       -   3,022      -
Foreign currency translation
 adjustment                      (429)    437    (328)    882
- -------------------------------------------------------------
  Total comprehensive income  $39,966 $46,345 $79,969 $80,704
=============================================================

  At June 30, 1999 and December 31, 1998, "Accumulated other comprehensive income," as reflected in the Consolidated
Balance Sheets is comprised of the following:

                                     June 30,  December 31,
                                         1999          1998
- -----------------------------------------------------------
Foreign currency translation
 adjustment                           $  (916)      $  (588)
Unrealized gain on investment,
 net of taxes                           3,022             -
Minimum pension liability              (3,661)       (3,661)
- ------------------------------------------------------------
  Accumulated other comprehensive
   loss                               $(1,555)      $(4,249)
============================================================

Note 9:      Dividend Restructuring

  On January 25, 1999, the Company's Board of Directors approved a dividend restructuring plan which reduced the annualized common stock dividend from $0.89 to $0.20 per share. This change in dividend policy was effective beginning with the payment of the common stock cash dividend declared on March 22, 1999 and paid on May 3, 1999 and had no effect on the common stock dividend paid February 1, 1999 to shareholders of record on January 15, 1999, nor on any outstanding issues of the Company's preferred stock. This dividend restructuring was approved in order to place the Company's dividend payments more in line with growth-oriented integrated telecommunication services companies, allowing the Company to invest more heavily in its growth businesses.

Note 10:     Cash Flows

   For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

   Actual interest paid was $48.3 million and $35.0 million for the six months ended June 30, 1999 and 1998, respectively. Income taxes paid totaled $42.6 million and $21.8 million for the six months ended June 30, 1999 and
1998, respectively. Interest costs associated with the construction of capital assets, including the Optronics network, are capitalized. Total amounts capitalized for the six months ended June 30, 1999 totaled $18.5 million, as compared to $8.9 million in 1998.

Note 11:  New Accounting Pronouncements

   Effective January 1, 1999, the Company adopted the American Institute of Public Accountants Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Adoption of this statement did not have a material impact on the financial position or results of operations of the Company for the six months ended June 30, 1999.

   In June 1999, the Financial Accounting Standards Board issued FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133" which deferred FAS No. 133's effective date to fiscal quarters beginning after June 15, 2000. This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. Adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

Note 12:  Commitments and Contingencies

   In connection with the Company's capital program, certain commitments have been made for the purchase of materials and equipment. Total capital expenditures for 1999 are currently projected to be approximately $1.0 billion. At June 30, 1999 and December 31, 1998, respectively, $138.1 million and $114.0 million of deposits for the Company's Optronics network are included in the "Deferred and other assets" caption in the Consolidated Balance Sheets.

Note 13:  Subsequent Events

    Effective  July  1,  1999,  the  Company  redeemed   all
outstanding  shares  of  Cumulative Preferred  Stock,  4.60%
Series, 5.00% Series, 5.00% Second Series, and 5.65% Series pursuant to the original terms.

   On July 20, 1999 the Company announced an agreement to sell its partnership interest in the Upstate Cellular Network (UCN) doing business under the name of Frontier Cellular to the other major UCN partner, Bell Atlantic
Mobile. The transaction is subject to regulatory approval and is expected to close by the end of 1999. The Company is in the process of quantifying the pre-tax gain on this transaction, which is expected to be material.

  Item 2 - Management's Discussion of Results of Operations
                and Analysis of Financial Condition

  For the Three and Six Months Ended June 30, 1999 and 1998

   The matters discussed throughout this Form 10-Q, except for historical financial results contained herein, may be forward-looking in nature or "forward-looking statements." Actual results may differ materially from the forecasts or projections presented. Forward-looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans" and variations of such words and similar expressions. The Company believes that its primary risk factors include, but are not limited to: changes in the overall economy, the nature and pace of technological change, the number and size of competitors in the Company's market, completion of the pending merger with Global Crossing, the increasing competitiveness of the market segments in which the Company competes, changes in law and regulatory policy and the mix of products and services offered in the Company's markets. Any forward-looking statements in this June 30, 1999 Form 10-Q should be evaluated in light of these important risk factors. For additional disclosure regarding risk factors refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the reports on Form 8-K filed with the Securities and Exchange Commission as follows:

SEC Filing Date                    Matter
- ------------------------------------------------------------
7/21/99             Agreement to Sell Upstate Cellular Network
5/18/99             Consent and Amendment #1 to Global Crossing
                    Ltd. Merger Agreement
3/19/99             Merger Agreement with Global Crossing Ltd.
1/26/99             Dividend Restructuring
1/26/99             Filing of Management's Discussion and Analysis,
                    Consolidated Financial Statements and Notes
                    for 1998, 1997 and 1996
6/17/98             Pooling of Interests Merger with GlobalCenter Inc.

DESCRIPTION OF BUSINESS

    Frontier Corporation (the "Company" or "Frontier") provides integrated telecommunications services including Internet, IP and data applications, long distance, local telephone and enhanced services to business, carrier, web-centric and targeted residential customers nationwide and in certain international countries.

RESULTS OF OPERATIONS

   Consolidated revenues for the second quarter of 1999 and on a year-to-date basis were $646.8 million and $1.3 billion,  respectively,  representing  a  decrease  of  $1.6 million or 0.2%, and an increase of $41.3 million or 3.2% over the three and six month periods ended June 30, 1998. Consolidated operating income was $67.4 million for the quarter ended June 30, 1999 and $147.5 million for the six months ended June 30, 1999 as compared to $80.8 million and $148.8 million for the three and six month periods ended June 30, 1998. Operating results were impacted by $7.5 million and $6.5 million in non-recurring charges in the first quarters of 1999 and 1998, respectively. Operating results continue to be positively impacted by revenue growth in Data, Carrier Services and Competitive Local Exchange Carrier ("CLEC") services, offset by a decrease in switched long distance revenue due to price erosion and customer attrition. Data revenue grew $27.3 million or 123.1% in the second quarter and $51.3 million or 126.9% for the six months ended June 30, 1999 over the respective prior year periods. Data growth is driven by a 242.1% increase in frame relay, a 164.1% increase in dedicated internet, and a 161.4% increase in content distribution in the second quarter as compared to the prior year. Carrier Services revenues grew $13.6 million or 8.8% over the second quarter of 1998 and $65.8 million or 22.4% over the first six months of 1998, driven by a growing customer base as well as higher levels of switched and dedicated traffic. CLEC revenue grew at 53.8% and 66.5% for the three months and six months ended June 30, 1999.

   Normalized  for  other charges, costs and  expenses  grew
$11.9  million  or  2.1% for the second  quarter  and  $41.6 million or 3.7% for the six months ended June 30, 1999  over the  same  prior  year periods, while consolidated  revenues declined  by  0.2% and grew by 3.2% over the  same  periods.
Expenses   were  driven  primarily  by  higher  depreciation
expense related to the Optronics network, media distribution centers, and other network related investments, as well as generally higher cost of access in the Integrated Services segment due to growth in Carrier Services volumes.

   In the first quarter of 1999, the Company recorded a $7.5 million charge, or $.04 per diluted share, for costs related to the merger with Global Crossing. These charges primarily included investment banker fees, legal fees and other direct costs. Additional fees and costs are being incurred in connection with the merger.

   During the first quarter of 1998, the Company recorded an after-tax charge of $5.8 million (net of taxes of $0.7 million) associated with the acquisition of GlobalCenter Inc. ("GlobalCenter"), a leading provider of digital distribution, Internet and data services. These charges included investment banker fees, legal fees and other direct costs.

   Diluted earnings per share were $0.21 and $0.26 for the quarters ended June 30, 1999 and 1998, and $0.43 and $0.46 for the six months ended June 30, 1999 and 1998, respectively, representing decreases of 19.2% and 6.5%, respectively. Excluding nonrecurring items, diluted earnings per share were $0.20 and $0.26 for the quarters ended June 30, 1999 and 1998, and $0.47 and $0.49 for the six months ended June 30, 1999 and 1998, representing decreases of 23.1% and 4.1%, respectively.

Integrated Services

   Through its Integrated Services segment, the Company is one of the nation's largest long distance companies. The Integrated Services segment provides domestic and international voice, data products, video and audio communications, digital distribution services, Internet service and other communications products to business customers, carrier customers, web-centric customers and targeted consumer markets. Results for this segment also include CLEC services, currently available in 32 states plus Washington D.C., providing Frontier the ability to offer integrated local and long distance telephone service to approximately 70% of the U. S. business population.

   Integrated Services revenue of $464.7 million in the second quarter of 1999 was the same as the year ago quarter. Revenue for the six months ended June 30, 1999 was $955.3 million, representing an increase of $41.1 million or 4.5% over the six months ended June 30, 1998. The year-to-date increase in revenue is attributed to a growing base of carrier customers, as well as CLEC and data revenue growth. The year-to-date revenue increase was dampened by price erosion and customer attrition in switched voice products as a result of increasing competition and the Company's decision to no longer invest in consumer long distance programs outside its incumbent local exchange territories. Increased bad debt also served to reduce revenue growth in the second quarter of 1999. Second quarter 1999 switched voice products, excluding CLEC, represent approximately 77% of Integrated Services revenue, down from 87% one year ago.

   In the second quarter of 1999, Data Services revenue reached $49.5 million, representing growth of $27.3 million over the same prior year period. On a year-to-date basis, Data Services revenue grew $51.3 million, or 126.9% to $91.8 million. The increase was driven by second quarter growth of 242.1% in frame relay, a 164.1% increase in dedicated Internet, and a 161.4% increase in content distribution.

   During the quarter ended June 30, 1999, Carrier Services revenue grew $13.6 million to $168.7 million, representing an 8.8% increase over the same prior year period. Increased bad debt and price erosion reduced second quarter 1999 revenue growth. On a year-to-date basis, Carrier Services grew $65.8 million or 22.4%, driven by a strong first quarter performance resulting from an increase in the customer base as well as higher levels of switched and dedicated traffic.

   Consumer revenue declined 26.8% and 26.7%, respectively, for the three month and six month periods ending June 30, 1999. The decline is a function of the Company's decision to no longer invest in these long distance programs outside its incumbent local exchange territories.

  Frontier provides local service as a CLEC on both a resale and facility basis with a focus on providing integrated local, long distance and data services. As of June 30, 1999, Frontier has expanded its coverage to 32 states plus Washington, D. C. for local resale and to 22 top business markets for other facilities-based local service, cumulatively reaching 70% of the U. S. business population. Facilities-based service is being offered in cities that are on the Company's Optronics network, which will provide Frontier with the opportunity to expand its offerings of combined local and long distance services into additional markets and continue to leverage the Optronics network. CLEC revenue growth was 53.8% for the second quarter and 66.5% year to date, while CLEC line growth was 39.7% from June 30, 1998.

   Cost of access represented 64.0% of total Integrated Services revenue for the second quarter of 1999 and 64.8% for the same period in 1998 while year-to-date figures were 63.8% and 64.3% for 1999 and 1998, respectively. The lower cost of access percentages are primarily driven by more effective traffic management and lower access costs, offset by growth in generally lower margin Carrier Services revenue.

   Delays in the completion of a small number of segments have moved the expected completion date of all portions of the original Optronics network into the third quarter of 1999. Cost benefits are expected to be realized as the SONET rings are closed, traffic is migrated and redundant leased costs are eliminated. The Company has further enhanced its Optronics network by expanding its geographic coverage. Through swap agreements with Enron and WTCI, Frontier will add approximately 4,000 route miles in the western United States. These agreements will also provide the Company with additional SONET rings, further enhancing the reliability and performance of the network. In addition, in July 1998, Frontier entered into an agreement with Williams Communications to construct an extension of the network into the southeast United States. In aggregate, the Company's Optronics network will have 20,000 route miles. As of June 30, 1999, approximately 71% of the total Optronics network was carrying traffic. Construction of the Optronics network and continuing integration efforts are expected to reduce future network costs as well as provide new revenue opportunities for the Company.

   SG&A expense represented 26.6% of the total Integrated Services' revenue for the second quarter of 1999 as compared to 25.6% for the same period in 1998. Through June 30, 1999 and 1998, SG&A as a percentage of revenue was 25.2% and 26.2%, respectively. The higher SG&A percentage in the second quarter is a result of flat revenue and a $5.0 million increase in SG&A costs on a year-over-year basis due to rent and other expenses related to the Optronics network and media distribution centers. On a year-to-date basis SG&A expense as a percentage of revenue was lower, driven by a first quarter 1999 change in revenue mix away from the consumer business to the Carrier Services business. The consumer business historically has higher SG&A expense as a percentage of revenue than the Carrier Services business.

   Depreciation and amortization expense increased 40.4% and 32.4% for the three month and six month periods ended June
30, 1999 as compared to the same periods in 1998, primarily due to depreciation of the Optronics network, media distribution centers and other network related investments.

   Operating income before other charges for the second quarter of 1999 was $8.4 million, a decrease of 57.5% over the second quarter of 1998. For the six months ended June 30, 1999 operating income before other charges increased $1.7 million or 4.8% over the first six months of 1998. Operating income before other charges as a percent of revenue for the three months ended June 30, 1999, decreased from 4.2% in the second quarter of 1998 to 1.8% in the second quarter of 1999, and was flat on a year-to-date basis. The second quarter 1999 decrease in operating margin is attributed to lower levels of switched traffic and an increase in bad debt.

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

   Revenues for Local Communications Services were $182.1 million in the three month period ended June 30, 1999, an increase of $7.0 million or 4.0% over the comparable period in 1998. On a year-to-date basis, revenues were $361.3 million, an increase of $13.1 million or 3.8% over the first six months of 1998. Access lines increased 2.8% from June 30, 1998. Access minutes of use increased 3.6% in the current quarter and 5.2% year to date over the same prior year periods. Revenue growth during 1999 is also influenced by an increased demand for Internet services, dedicated services growth, and enhanced features.

  Costs and expenses in the second quarter of 1999 for Local Communications Services were $114.9 million, an increase of $4.9 million or 4.5% over the second quarter of 1998. The increase in costs and expenses is attributable to service quality improvements, increased depreciation expense, and higher customer service costs as a result of access line growth.

   Operating income was $67.2 million for the quarter ended June 30, 1999, representing an increase of $2.1 million or 3.2% over the comparable quarter in the prior year. Operating income on a year to date basis was $132.7 million, representing a 3.1% increase over the first six months of 1998. Operating margins for both the second quarter and the first half of the year were down slightly due to increased depreciation resulting from higher capital expenditures for network infrastructure.

Corporate Operations and Other

     Corporate Operations is comprised of expenses traditionally associated with a holding company, including executive and board of directors' expenses, corporate finance and treasury, investor relations, corporate planning, legal services and business development. The Other category includes FNSC, which was sold on April 15, 1999. FNSC markets and installs telecommunications systems and equipment. This segment also includes wireless operations of Minnesota RSA No. 10, which was sold on April 30, 1998, and Illinois RSA No. 3, which was sold on June 3, 1999.

   The change in results for this segment is influenced by the sale of certain wireless operations and diminished revenue from FNSC prior to its sale in April 1999.

Other Income Statement Items

  Interest Expense

   Interest expense for the three and six months ending June 30, 1999 was $14.6 million and $29.9 million, representing increases of 16.5% and 14.9% over the prior year periods. The overall increase in interest expense is the result of higher levels of debt outstanding and is partially offset by increases in capitalized interest of $5.6 million and $9.6 million respectively during the same periods. The increase in capitalized interest and levels of debt outstanding is primarily attributable to the Company's capital program driven in large measure by the Optronics network, media distribution centers and other network related investments.

  Equity Earnings from Unconsolidated Wireless Interests

   The Company's minority interests in wireless operations and its 50% interest in the Frontier Cellular joint venture with Bell Atlantic are reported using the equity method of accounting, which results in the Company's proportionate share of earnings being reflected in a single line item below operating income. On July 20, 1999 the Company announced an agreement to sell its partnership interest in Frontier Cellular.

  Equity earnings from the Company's unconsolidated wireless interests, including Frontier Cellular, the 50/50 joint venture of Frontier and Bell Atlantic, currently managed by Frontier, were $5.4 million in the second quarter, a 30.3% increase over the $4.2 million reported in the year-ago quarter. Customers increased to 422,000, or 21.6% more than the year-ago quarter. The increase in equity earnings is attributable to continued operating efficiencies as well as an increase in the number of customers.

  Income Taxes

  The effective income tax rate (normalized for nonrecurring items) was 39.5% for the quarters ended June 30, 1999 and 1998.

   Effective income tax rates, as reported, are impacted by certain nonrecurring items for the six months ended June 30, 1999 and 1998. The effective rates were primarily impacted by transaction costs associated with the Global Crossing merger in the first quarter of 1999, GlobalCenter transaction costs in the first quarter of 1998, and the sale of Minnesota RSA No. 10 in the second quarter of 1998. The tax effect of nonrecurring items in the second quarter of 1999 was immaterial.

FINANCIAL CONDITION

Review of Cash Flow Activity

    Earnings before interest, taxes, depreciation and amortization ("EBITDA") is a common measurement of a company's ability to generate cash flow from operations. EBITDA should be used as a supplement to, and not in place of, cash flow from operating activities. On a quarter over quarter basis, the Company's EBITDA before nonrecurring charges was $132.9 million, or 1.4% lower than the year-ago amount, as a result of a decline in revenue. On a year-to-date basis, EBITDA, before nonrecurring charges, was $283.1 million, or 7.0% higher than the year-ago amount, driven by strong first quarter 1999 revenue growth.

   Cash  provided from operations for the six  months  ended
June 30, 1999 increased $8.5 million to $228.8 million primarily as a result of stronger cash basis operating results in the Integrated Services segment during 1999 as compared to the same prior year period.

   Cash used for investing activities increased to $615.1 million, or $397.8 million higher than the prior year driven by an increase in cash expenditures for capital projects principally due to the Optronics network, media distribution centers and other network related investments.

   Cash provided from financing activities increased $353.0 million during the year as compared to the same period in 1998. This net inflow of cash is primarily attributable to new borrowings on long-term debt driven by the Company's capital program and proceeds from the issuance of common stock resulting from the exercise of stock options.

Debt

   The Company's total outstanding debt balance was $1,658.5 million at June 30, 1999, an increase of $298.2 million from December 31, 1998. This higher debt level is driven by the Company's capital program, including the Optronics network, media distribution center build outs and other network related investments, as well as the temporary restriction on dividend payments from Frontier
Telephone of Rochester.

   In April 1999, the Company established an additional $250 million credit facility which bears interest at LIBOR plus
50 basis points and matures the earlier of April 27, 2000 or the date of occurrence of a change in control.

   On June 2, 1999, in connection with the Company's merger with Global Crossing, Moody's and Standard and Poor's downgraded
Frontier's long-term senior unsecured debt ratings from "A3"/"A" to "Ba2"/"BB+", respectively.

Debt Ratio and Interest Coverage

   The Company's debt ratio (total debt as a percentage of total capitalization) was 59.4% at June 30, 1999, as compared with 57.2% at December 31, 1998. Pre-tax interest coverage, excluding nonrecurring charges, was 3.5 times for the six months ended June 30, 1999, as compared with 4.8 times for the same period in 1998.

Capital Spending

   Through June 1999, gross capital expenditures amounted to approximately $499.0 million, as compared to $219.1 million in the prior year. The Company currently projects its 1999 capital expenditures to be approximately $1.0 billion. The Company anticipates financing its capital program through a combination of internally generated cash from operations as well as external financing.

Year 2000 Issues

  The Company's Year 2000 ("Year 2K") project is intended to address potential processing errors in computer programs that use two digits (rather than four) to define the applicable year. The Company's assessment of Year 2K issues is essentially complete. The Company addresses Year 2K issues in four areas:

  State  of  Readiness.  Frontier  has  developed  plans  to assess and remediate key internally-developed computer systems so they will be Year 2K compliant in advance of December 31, 1999 and has implemented those plans to a significant degree. The plans encompass all operating properties as well as Frontier's corporate headquarters. These include both information technology ("IT") and non-IT compliance. The plans cover the review, and either modification or replacement where necessary, of portions of the Company's computer applications, telecommunications networks, telecommunications equipment and building facility equipment that directly connect the Company's business with customers, suppliers and service providers. Implementation of the plan began in 1996 and the Company believes that substantially all of its IT systems are now compliant. Final remediation is expected to be substantially complete during the third quarter of 1999.

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

  Costs.    The  Company has recently performed  a  detailed
update of Year 2K costs. Costs to date that are directly attributable to Year 2K issues are $29.0 million, and the Company now anticipates spending an additional $12.0 to $13.0 million during the remainder of 1999. This includes costs directly related to Year 2K assessment and remediation and the replacement of non-compliant systems and end user equipment, including acceleration of replacement of non-compliant systems and end user equipment due to Year 2K issues. A substantial portion of the total amount has been used for third party assistance in assessment and remediation. The source of these funds is cash generated from operations. The Year 2K projects have not caused the Company to forego or defer, to any material degree, other critical IT projects. To date, the costs of addressing potential Year 2K problems are not considered material to the Company's financial condition, results of operations or cash flows and have been consistent with planned expenditures, and future costs are not expected to be material in such respects.

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

  Another risk to the Company arises with respect to the timely completion of Year 2K remediation for the processing that occurs in the Company's IT and non-IT systems, including billing systems. If the Company or its vendors are unable to resolve such processing issues in a timely manner, it could pose independent risks to the Company's business that could be material. Accordingly, the Company has devoted resources it believes to be adequate to resolve all significant identified Year 2K issues in a timely manner, and has undertaken plans to make information available to customers and others related to its Year 2K activities. Since the Company's own Optronics NetworkSM, including the southeast expansion, is expected to be substantially deployed before December 31, 1999, the Company anticipates that the impact of other carriers who may experience business interruptions would be lessened, and such interruptions are not currently expected to have material adverse impacts on the Company.

  Contingency Plans. The Company consistently monitors the progress of its Year 2K program. The Company currently anticipates that it will resolve its Year 2K issues before the end of 1999, with the exception of any issues that involve other carriers or suppliers and that are outside of its control.

   The Company has begun to develop contingency plans in a number of areas. Contingency planning does not mean that a facility or system will fail. It may be merited because of many different factors, including the inherent importance of a system or facility, the response or lack of response from a third party vendor, or the results of the Company's review and evaluation. The following areas have been identified as areas in which contingency planning is occurring: SS7 Network arrangements internally and with third parties, power availability, certain OSS and CARS operating systems, network operations and call centers, EDI and credit and collections systems, lockbox arrangements and internal telephone systems. In all of these areas it is the potential impact of a failure rather than the probability of a failure that has led the Company to identify it as an area for contingency planning. To date, the Company has not identified contingency planning requirements relative to its Internet operations. Plans will be developed and tested as necessary and closely monitored by the Company's Internal Audit department and the Year 2K Executive Steering Committee. Because of its prior use of multiple billing systems, the Company has experience in manual billing consolidation for its carrier customers, and will always have manual processes available to it. The costs of contingency planning are not expected to be material to the Company.

Dividends

   On  June  28,  1999, the Board of Directors declared  the
second quarter 1999 dividend of $0.05 cents per share on the
Company's   common  stock,  payable  August   2,   1999   to
shareholders of record on July 15, 1999.

    The   dividend  reflects  an  adjustment  to  Frontier's
annualized common stock dividend, which was reduced from $0.89 per share to $0.20 per share by the Company's Board of Directors on January 25, 1999.

New Accounting Pronouncements

   In June 1999, the Financial Accounting Standards Board issued FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133" which deferred FAS No. 133's effective date to fiscal quarters beginning after June 15, 2000. This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. Adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

   During the seven-year period of the Open Market Plan, the Company will not be regulated by rate-of-return regulation, but instead, will be regulated under pure price cap regulation. Over this period, planned rate reductions of $21.0 million (the "Rate Stabilization Plan") will be implemented for Rochester area consumers, including $16.5 million of which occurred through 1998, and an additional $1.5 million which commenced in January 1999. Rates charged for basic residential and business telephone service may not be increased during the seven-year period of the Plan. The Company is allowed to raise prices on certain enhanced products such as Caller ID and call forwarding.

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

   The temporary restriction of dividend payments from FTR to the Company will remain in place until the NYSPSC is satisfied that FTR's service levels demonstrate that FTR has rectified the service deficiency.

   On June 2, 1999, Moody's and S&P downgraded FTR's senior debt ratings from A1/AA- to Baa2/BBB, respectively. These ratings actions were a direct result of the announced merger between the Company and Global Crossing Ltd. and did not reflect any change in the financial condition or creditworthiness of FTR. However, these actions triggered an additional dividend restriction for FTR until either the NYPSC approves the payment of dividends or FTR's senior debt rating rises above BBB (for S&P, or the equivalent for other rating agencies).

Part II - Other Information

Item 1.      Legal Proceedings

   On June 11, 1992, a group of corporate plaintiffs consisting of Cooper Industries, Inc.; Keystone Consolidated Industries, Inc.; The Monarch Machine Tool Company; Niagara Mohawk Corporation and Overhead Door Corporation commenced an action in the United States District Court for the Northern District of New York seeking contribution from fifteen corporate defendants, including Rotelcom Inc. (later known as Frontier Network Systems Corp. (FNS)), a wholly-owned subsidiary of the registrant held through intervening subsidiaries which was sold on April 15, 1999. The plaintiffs seek environmental response costs incurred by the plaintiffs pursuant to a consent decree entered into by plaintiffs with the United States EPA. Two additional defendants were named in 1994. In addition to FNS, the current defendants are: Agway, Inc.; BMC Industries, Inc.; Borg-Warner Corporation; Elf Atochem North America, Inc.; Mack Trucks, Inc.; Motor Transportation Services, Inc.; Pall Trinity Micro Corporation; The Raymond Corporation; Redding-Hunter, Inc.; Smith Corona Corporation; Sola Basic Industries, Inc.; Wilson Sporting Goods Company; Phillip A. Rosen; Harvey M. Rosen; City of Cortland and New York State Electric & Gas Corporation.

    The consent decree concerned the clean up of an environmental Superfund site located in Cortland, New York. It is alleged that the corporate defendants disposed of hazardous substances at the site and are therefore liable under the Comprehensive Environmental Response, Compensation and Liability Act. On November 21, 1997, the EPA issued a Proposed Remedial Action Plan" ("PRAP"). In the PRAP, the EPA outlined four alternative plans for remediating the site. A number of parties, excluding the Company, have reached agreements with the EPA to fund certain future remedy costs at the site consistent with the PRAP. There has been no allocation of liability by the Court as among or between the plaintiffs or defendants.

   Since February 1994, a significant number of former American Sharecom, Inc. ("ASI") shareholders have filed and amended several and various complaints in Hennepin County (Minnesota) District Court. Included among the defendants are ASI, its former principal shareholders, Steven Simon and James Weinert, and Frontier. These suits allege generally that Simon and Weinert, with and through ASI, embarked upon a scheme to gain control of ASI and acquire all of its stock through common law fraud, breach of fiduciary duty and certain violations of the Minnesota Business Corporation Act. This Act requires shareholders in a closely held corporation to act fairly toward one another and refrain from misappropriation. Another action by a few former ASI shareholders who dissented from the cashout merger that finally took ASI private was dismissed by the federal court in Minnesota. The claims against the Company maintain only that the Company controls the disposition of the restricted Frontier stock which was issued to Simon and Weinert in connection with the acquisition of ASI and that such stock should be held in trust for the benefit of the plaintiffs. At this time Simon and Weinert have either negotiated settlements with the majority of former ASI shareholders who had asserted claims or have succeeded in obtaining dismissal of many of the lawsuits.

   Although it is too early to determine the outcome of the remaining lawsuits, the Company, ASI and the other defendants each are contesting the claims. In connection with the acquisition of ASI by the Company, Simon and Weinert agreed to indemnify and defend the Company for these claims.

   On June 25, 1999, the Company was served with a summons and complaint in a lawsuit commenced in the New York State Supreme Court, Monroe County by a Frontier shareholder alleging that the Company and its Board of Directors had breached their fiduciary duties to shareholders by endorsing a definitive merger agreement with Global Crossing Ltd. without having adequately considered an alternative merger proposal made by Qwest Communications International, Inc. The lawsuit has been framed as a purported class action brought on behalf of all shareholders of the Company and seeks unstated compensatory damages and injunctive relief compelling the Company's board to evaluate the Company's suitability as a merger partner, to enhance the Company's value as a merger candidate, to engage in discussions with Qwest about possible business combinations, to act independently to protect the interests of Frontier shareholders, and to ensure that no conflicts of interest exist which would prevent maximizing value to shareholders. On July 16, 1999, the Company was served with a summons and complaint in a second lawsuit commenced in Rochester, New York on behalf of another named shareholder seeking essentially identical relief. The Company believes the claims asserted in both lawsuits are without merit and will be defending itself vigorously.

   On July 12, 1999, the Company was served with a summons and complaint in a lawsuit commenced in New York State Supreme Court, New York County by a Frontier shareholder alleging that the Company and its board breached their fiduciary duties by failing to obtain the highest possible acquisition price for the Company in the definitive merger agreement with Global Crossing. The action has been framed as a purported class action and seeks compensatory damages and injunctive relief. The claims against the Company are asserted in the same action as similar but separate claims against US West, Inc. Frontier believes the claims asserted against it are meritless.

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

   All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                             Number of Shares/Votes
Name                        For        Authority  Withheld
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

Item 5.  Other Information

   On October 9, 1997, the FCC ordered carriers that receive "dial around" calls from payphones (certain calls sent without coins, such as 800 or other calls, with special access codes) to compensate payphone owners at the rate of
28.4 cents per completed call. The Court of Appeals for the District of Columbia Circuit found that the FCC had failed to justify this rate and sent the matter back to the FCC for further consideration. On February 4, 1999, the FCC set the "dial around" compensation rate at 24 cents per completed call retroactive to October 7, 1997. That decision is now up for review in the United States District Court for the District of Columbia Circuit. The Company has intervened in that proceeding. Briefing of the issues is underway and the Court is scheduled to hear oral argument in early November.

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

(b)  Reports on Form 8-K.

   The following reports on Form 8-K were filed during or subsequent to the quarter ended June 30, 1999.

     SEC Filing Date    Item  Nos.  Financial Statements
     ---------------------------------------------------
     5/18/99             5,7            None
     7/21/99             5              None

                          SIGNATURE



  Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             FRONTIER CORPORATION
                             --------------------------------
                             (Registrant)






Dated: August 3, 1999        /s/ Harold M. Winfield
                         By: ---------------------------------
                             Harold M. Winfield
                             Vice President and
                             Corporate Controller
                             (principal accounting officer)

                    FRONTIER CORPORATION
                      INDEX TO EXHIBITS



Exhibit
Number     Description                                    Reference
- ---------------------------------------------------------------------------
3.1     Restated Certificate of Incorporation     Incorporated by reference to
        dated January 24, 1995                    Exhibit 3.1 to Form 10-K
                                                  for the year ended
                                                  December 31, 1995

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

4.9     $250 Million Credit Agreement             Incorporated by reference to
        dated April 29, 1999 with Morgan          Exhibit 4.9 to Form 10-Q
        Stanley, First National Bank of Chicago,  for the quarter ended
        and Fleet National Bank, et al.           March 31, 1999

10.1    Amendment No. 3 to Supplemental           Filed herewith
        Management Pension Plan

10.2    Amendment No. 1 to Supplemental           Filed herewith
        Retirement Savings Plan

10.3    Amendment No. 5 to Management             Filed herewith
        Stock Incentive Plan

10.4    Amendment No. 3 to Employees'             Filed herewith
        Stock Option Plan

10.5    Amendment to management contract          Filed herewith
        with Mr. Barrett

10.6    Amendment to management contract          Filed herewith
        with Mr. Carey

10.7    Amendment to management contract          Filed herewith
        with Mr. Carr

10.8    Amendment to management contract          Filed herewith
        with Mr. Clayton

10.9    Amendment to management contract          Filed herewith
        with Mr. Detampel

10.10   Amendment to management contract          Filed herewith
        with Mr. Dole

10.11   Amendment to management contract          Filed herewith
        with Mr. Huff

10.12   Amendment to management contract          Filed herewith
        with Mr. McCue

10.13   Amendment to management contract          Filed herewith
        with Ms. Reeves-Collins

10.14   Change of Control Severance Plan          Filed herewith
        For Salary Band Levels 25 and Above

10.15   Letter to Mr. Clayton regarding deferral of    Filed herewith
        Restricted Stock Benefits

11      Statement re:  Computation of Diluted     Filed herewith
        Earnings Per Common Share (Unaudited)

27      Financial Data Schedule                   Filed herewith