Form 10-Q
period 1999-09-30
FRONTIER CORP /NY/
filed 1999-11-12
CIK 84567

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

                             or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate the number of shares outstanding of  each  of
the  issuer's  classes of common stock,  as  of  the  latest
practicable  date:   $1.00  par value  common  stock;  1,000
shares outstanding as of October 31, 1999.

      The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

              FRONTIER  CORPORATION

                          Form 10-Q
                            Index
                                                             Page Number
Part I.     FINANCIAL INFORMATION

  Item 1. Financial Statements

          Business Segment Information for the three
          and nine months ended September 30, 1999 and 1998         3

          Consolidated Statements of Income for the three
          and nine months ended September 30, 1999 and 1998         4

          Consolidated Balance Sheets as of September 30, 1999
          and December 31, 1998                                     5

          Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1999 and 1998                  6

          Notes to Consolidated Financial Statements             7-10

  Item 2. Management's Discussion of Results of Operations
          and Analysis of Financial Condition                   11-18

Part II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                     18-20

  Item 4. Submission of Matters to a Vote of Security Holders      20

  Item 5. Other Information                                     20-21

  Item 6. Exhibits and Reports on Form 8-K                         21

  Signature                                                        22

  Index to Exhibits                                             23-25

FRONTIER CORPORATION
BUSINESS SEGMENT INFORMATION
(Unaudited)

                                                 Three                 Nine
                                                Months               Months
                                                 Ended                Ended
                                         September 30,         September 30,
----------------------------------------------------------------------------
In thousands of dollars               1999        1998       1999       1998
----------------------------------------------------------------------------
Integrated Services:
Revenue
      Commercial                $  249,490  $  248,828 $  749,917 $  739,141
      Consumer                      45,658      56,443    141,058    186,654
      Carrier                      196,828     170,712    556,311    464,398
----------------------------------------------------------------------------
      Total Revenue                491,976     475,983  1,447,286  1,390,193
Cost of Access                     306,220     305,232    915,346    893,048
----------------------------------------------------------------------------
Gross Margin                       185,756     170,751    531,940    497,145
Selling, General and
 Adminstrative Expense             124,816     118,022    365,698    357,391
Depreciation and
 Amortization                       40,251      27,338    107,911     78,449
----------------------------------------------------------------------------
Recurring Operating Income         $20,689    $ 25,391  $  58,331    $61,305
 Other Charges                           -           -          -      6,528
----------------------------------------------------------------------------
Operating Income                   $20,689    $ 25,391  $  58,331    $54,777
Capital Expenditures              $148,890    $103,768   $546,036   $244,692
Total Assets                    $2,249,616  $1,566,865 $2,249,616 $1,566,865
============================================================================
Local Communications Services:
Revenue                           $181,983    $176,436   $543,310   $524,639
Operating Expenses                  86,227      88,150    255,168    251,138
Depreciation and
 Amortization                       30,870      27,987     90,545     84,498
----------------------------------------------------------------------------
Operating Income                   $64,886     $60,299   $197,597   $189,003
Capital Expenditures               $40,473     $34,424   $129,641    $96,982
Total Assets                    $1,078,401    $985,551 $1,078,401   $985,551
============================================================================
Corporate Operations and Other:
Revenue                               $  -      $5,789     $4,960    $23,690
Operating Expenses                   5,904       9,778     25,434     35,331
Depreciation and
 Amortization                          172         546        893      2,135
----------------------------------------------------------------------------
Recurring Operating Loss           $(6,076)    $(4,535)  $(21,367)  $(13,776)
Other Charges                       66,999           -     74,519          -
----------------------------------------------------------------------------
   Operating Loss                $ (73,075)    $(4,535)  $(95,886)  $(13,776)
Capital Expenditures               $15,880     $10,538    $28,536    $26,202
Total Assets                    $7,730,999    $250,847 $7,730,999   $250,847
============================================================================
Consolidated:
Revenue                           $673,959    $658,208 $1,995,556 $1,938,522
Operating Expenses                 523,167     521,182  1,561,646  1,536,908
Depreciation and
 Amortization                       71,293      55,871    199,349    165,082
----------------------------------------------------------------------------
Recurring Operating Income       $  79,499     $81,155   $234,561   $236,532
 Other Charges                      66,999           -     74,519      6,528
----------------------------------------------------------------------------
  Operating Income               $  12,500     $81,155   $160,042   $230,004
Capital Expenditures             $ 205,243    $148,730   $704,213   $367,876
Total Assets                   $11,059,016  $2,803,263 $11,059,016 $2,803,263
=============================================================================
See accompanying Notes to Consolidated Financial Statements.

FRONTIER CORPORATION
CONSOLIDATED STATEMENTS  OF INCOME
(Unaudited)

                                           Three Months             Nine Months
                                                  Ended                   Ended
                                          September 30,           September 30,
In thousands of dollars                    1999    1998        1999        1998
-------------------------------------------------------------------------------
Revenue
 Integrated Services                 $491,976  $475,983  $1,447,286  $1,390,193
 Local Communications                 181,983   176,436     543,310     524,639
Corporate Operations and Other              -     5,789       4,960      23,690
-------------------------------------------------------------------------------
  Total Revenue                       673,959   658,208   1,995,556   1,938,522
Costs and Expenses
Operating Expenses                    523,167   521,182   1,561,646   1,536,908
Depreciation and Amortization          71,293    55,871     199,349     165,082
-------------------------------------------------------------------------------
      Total Costs and Expenses        594,460   577,053   1,760,995   1,701,990
-------------------------------------------------------------------------------
Recurring Operating Income             79,499    81,155     234,561     236,532
Other charges                          66,999         -      74,519       6,528
-------------------------------------------------------------------------------
Operating Income                       12,500    81,155     160,042     230,004
Interest expense                       18,889    13,527      48,739      39,516
Other income:
     Gain (loss) on sale of assets     (4,115)      618      (2,115)     15,169
     Equity earnings from
     unconsolidated wireless interests  7,548     5,167      17,235      11,803
     Interest income                    1,620     1,064       4,754       3,453
     Other income (expense)              (404)    1,161        (231)      3,055
-------------------------------------------------------------------------------

Income (Loss) Before Taxes and
 Cumulative Effect of
 Change in Accounting Principles       (1,740)   75,638     130,946     223,968
Income tax expense                     21,770    29,881      77,181      96,634
-------------------------------------------------------------------------------
Income (Loss) Before Cumulative
 Effect of Change in Accounting
 Principles                           (23,510)   45,757      53,765     127,334
Cumulative effect of change in
 accounting principles                      -         -           -       1,755
-------------------------------------------------------------------------------
Consolidated Net Income (Loss)       $(23,510)  $45,757     $53,765    $125,579
===============================================================================
See accompanying Notes to Consolidated Financial Statements.

FRONTIER CORPORATION
CONSOLIDATED BALANCE SHEET

                                  September 30,     December 31,
In thousands of dollars                    1999             1998
                                    (unaudited)
----------------------------------------------------------------
ASSETS
Cash and cash equivalents              $135,145        $  85,143
Accounts receivable, less allowance
 for uncollectibles
 of $66,217 and $37,956, respectively   463,858          422,724
Materials and supplies                    4,802            9,924
Deferred income taxes                    20,150           13,320
Prepayments and other                    20,068           35,563
----------------------------------------------------------------
   Total Current Assets                 644,023          566,674
----------------------------------------------------------------
Property, plant and equipment         2,189,138        1,677,559
Goodwill and customer base, net       7,794,241          484,015
Deferred income taxes                    13,428                -
Deferred and other assets               418,186          330,495
----------------------------------------------------------------
   Total Assets                     $11,059,016       $3,058,743
================================================================
Liabilities and Shareholder's Equity
Accounts payable                       $559,753         $449,041
Dividends payable                             -           38,508
Debt due within one year                 10,111            9,466
Taxes accrued                            53,305           26,128
Other liabilities                       127,805           44,554
----------------------------------------------------------------
   Total Current Liabilities            750,974          567,697
Long-term debt                        1,800,651        1,350,821
Other long-term liabilities              31,928                -
Deferred income taxes                         -           40,046
Deferred employee benefits obligation    89,596           81,925
Shareholder's equity                  8,385,867        1,018,254
----------------------------------------------------------------
   Total Liabilities and
   Shareholder's Equity              $11,059,016      $3,058,743
================================================================
See accompanying Notes to Consolidated Financial Statements.

FRONTIER CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
                                            Nine Months Ended September 30,
In thousands of dollars                               1999             1998
---------------------------------------------------------------------------
Operating Activities
Net income                                      $   53,765         $125,579
---------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
  provided by operating activities:
Cumulative effect of changes in accounting
 principles                                              -            1,755
Depreciation and amortization                      199,349          165,082
Loss (gain) on sale of assets                        2,115          (15,169)
Equity earnings from unconsolidated wireless
 interests                                         (17,235)         (11,803)
Restricted stock compensation                       33,807            5,970
Changes in operating assets and liabilities,
 exclusive of impacts of dispositions and acquisitions:
 Increase in accounts receivable                   (49,760)         (55,604)
 Increase in material and supplies                  (2,175)            (986)
 Decrease (increase) in prepayments and other
  current assets                                    16,269           (2,819)
 Increase in deferred and other assets             (39,721)         (21,155)
 Increase (decrease) in accounts payable            35,214           72,609
 Increase in taxes accrued and other current
  liabilities                                       58,517            7,921
 Increase in other long-term liabilities            32,252                -
 Increase in deferred employee benefits
  obligation                                         7,671           13,294
 Increase in deferred income taxes                  21,100           30,792
---------------------------------------------------------------------------
Total adjustments                                  297,403          189,887
---------------------------------------------------------------------------
Net Cash Provided by Operating Activities          351,168          315,466
---------------------------------------------------------------------------

Investing Activities
Expenditures for property, plant and equipment    (797,999)        (306,406)
Deposits for capital projects                      (32,198)         (98,532)
Proceeds from asset sales                           24,262           42,250
Other investing activities                         (16,533)            (121)
---------------------------------------------------------------------------
Net Cash Used in Investing Activities             (822,468)        (362,809)
---------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt           584,936          214,403
Repayments of debt                                  (8,622)         (13,672)
Dividends paid                                     (56,276)        (113,695)
Issuance of common stock                            39,084            9,086
Redemption of preferred stock                      (18,949)            (477)
Purchase of treasury stock                         (18,854)               -
Other financing activities                             (17)             380
---------------------------------------------------------------------------
Net Cash Provided by Financing Activities          521,302           96,025
---------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents           50,002           48,682
Cash and Cash Equivalents at Beginning of
 Period                                             85,143           26,302
---------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period        $135,145          $74,984
===========================================================================
See accompanying Notes to Consolidated Financial Statements.

                    FRONTIER CORPORATION
         Notes to Consolidated Financial Statements
                         (Unaudited)

Note 1: Consolidation

  The consolidated financial statements of Frontier Corporation (the "Company" or "Frontier") included herein, a wholly owned subsidiary of Global Crossing Ltd. ("Global Crossing"), are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended December 31, 1998 and the current reports of the Company on Form 8-K filed with the Securities and Exchange Commission since the filing of such Annual Report on Form 10-K.

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

Note 2: Merger with Global Crossing

  On September 28, 1999, Global Crossing announced the consummation of the merger of GCF Acquisition Corp., a New York corporation and a wholly owned subsidiary of Global Crossing ("Merger Sub"), with and into Frontier Corporation, resulting in Frontier becoming a wholly owned subsidiary of Global Crossing.

  Under the terms of the amended merger agreement for the Global Crossing-Frontier transaction, Frontier shareholders received 2.05 Global Crossing common shares for each outstanding common share of Frontier Corporation, for a total of approximately 355 million shares. This transaction has been accounted for under the purchase method of accounting. Upon the effectiveness of the merger, the then outstanding and unexercised options exercisable for shares of Frontier Corporation common stock were converted into options exercisable for an aggregate of approximately 25 million shares of Global Crossing common stock, having the same terms and conditions as the Frontier Corporation options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 2.05. The purchase price of $10.3 billion assumes a Global Crossing stock price of 22 15/16 per share, the average closing price of Global Crossing common stock from September 1, 1999 through September 3, 1999, and includes long term debt, accrued interest, and Frontier Corporation options assumed by Global Crossing.

  Global Crossing has tentatively considered the carrying value of the acquired assets to approximate their fair value, with all of the excess of such acquisition costs being attributable to goodwill. Global Crossing and an independent appraiser are in the process of fully evaluating the assets acquired and, as a result, the purchase price allocation among tangible and intangible assets acquired (and their related useful lives) will most likely change. This tentative allocation has resulted in a preliminary valuation of goodwill of $7.8 billion.

  For accounting purposes, the merger with Global Crossing is deemed to have occurred as of the close of business on September 30, 1999.

Note 3:   Divestitures

  During the first nine months of 1999, the Company continued its efforts to sell non-core assets. On September 8, 1999, the Company sold certain properties in Iowa resulting in an after tax gain of $1.6 million, and on August 5, 1999, the Company sold its ConferTech Systems equipment unit, resulting in an after tax loss of $9.2 million. On July 20, 1999, the Company announced an agreement to sell its partnership interest in the Upstate Cellular Network ("UCN") doing business under the name of Frontier Cellular to the other major UCN partner, Bell Atlantic Mobile. The transaction is subject to regulatory approval and is expected to close in December 1999. On June 3, 1999, the Company completed the sale of Illinois RSA No. 3, a cellular partnership, resulting in a pre-tax gain of $2.0 million, and on April 15, 1999, the Company sold Frontier Network Systems Corp. ("FNSC") for $12.4 million, including cash of $7.9 million and a long-term note for $4.5 million. No gain or loss was recognized on the FNSC transaction.

Note 4:   Other Charges

   For the nine months ended September 30, 1999, the Company recorded charges of $74.5 million related to the merger with Global Crossing. These charges primarily included investment banker fees, legal fees, accelerated restricted stock compensation, and other direct costs.

Note 5:   Marketable Securities and Other Investments

  The Company purchased certain equity securities through its wholly owned subsidiary, Global Crossing Ventures, Inc. The Company classifies these securities as available for sale in accordance with the provisions of FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments are generally carried at fair value, based on quoted market prices, and are recorded in the "Deferred and other assets" caption of the Consolidated Balance Sheets. Unrealized holding gains and losses are excluded from earnings and reported, net of income taxes, as a component of shareholders' equity. Realized gains and losses, if any, will be recognized on the specific identification method and reflected in income. As of September 30, 1999, the fair value of these investments was $5.0 million. There were no unrealized losses at September 30, 1999. The Company has also acquired equity interests in certain privately held companies totaling $11.6 million. These investments are recorded at historical cost.

Note 6:   Comprehensive Income

  The Company accounts for Comprehensive Income under the provisions of FAS No. 130, "Reporting Comprehensive Income".
The reconciliation of net income to comprehensive net income
(loss) is as follows:


                                 Three Months Ended    Nine Months Ended
                                      September 30,        September 30,
In thousands                     1999          1998    1999         1998
------------------------------------------------------------------------
Net income (Loss)           $(23,510)       $45,757  $53,765    $125,579
Unrealized gain (loss) on
 investment, net of taxes     (2,940)             -       82           -
Foreign currency translation
 adjustment                      322           (333)      (6)        549
------------------------------------------------------------------------
  Total comprehensive
   income (loss)            $(26,128)       $45,424  $53,841    $126,128
========================================================================

  Accumulated other comprehensive income was eliminated in the Global Crossing-Frontier merger purchase accounting.

Note 7:   Cash Flows

  For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Actual interest paid was $63.0 million and $45.0 million for the nine months ended September 30, 1999 and 1998, respectively. Income taxes paid totaled $69.0 million and $69.7 million for the nine months ended September 30, 1999 and 1998, respectively. Interest costs associated with the construction of capital assets, including the North American Crossing ("NAC") network (formerly known as the Optronics network), are capitalized. Total amounts capitalized for the nine months ended September 30, 1999 totaled $29.1 million, as compared to $13.8 million in 1998.

  Non-cash investing and financing activities during 1999 related to the merger with Global Crossing and included the conversion of approximately 173 million shares of Frontier
Corporation common stock and approximately 12 million options to Global Crossing common stock and options. Non-cash investing activities also included $145.0 million in current liabilities for Global Crossing direct transaction costs and certain compensation costs related to the merger.
Additionally, the Company recorded a long term deferred tax asset for the tax benefit related to the options conversion upon the merger. (See Note 2 regarding the merger with Global Crossing.)

Note 8:   Preferred Stock

  Effective July 1, 1999, the Company redeemed all outstanding shares of Cumulative Preferred Stock, 4.60%
Series, 5.00% Series, 5.00% Second Series, and 5.65% Series pursuant to the terms of such securities. The Company's wholly-owned subsidiary, Frontier Communications of AuSable
Valley Inc., also redeemed all outstanding shares of its 5
1/2% Cumulative Preferred Stock effective July 1, 1999, pursuant to the terms of such securities.

Note 9:   Commitments and Contingencies

  In connection with the Company's capital program, certain commitments have been made for the purchase of materials and equipment. Total capital expenditures for 1999 are currently projected to be approximately $1.0 billion. At September 30, 1999 and December 31, 1998, respectively, $126.7 million and $114.0 million of deposits for the Company's NAC network are included in the "Deferred and other assets" caption in the Consolidated Balance Sheets.

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


Item 2 - Management's Discussion of Results of Operations and Analysis of Financial Condition

For the Nine Months Ended September 30, 1999 and 1998

  The Company has included "forward-looking statements" throughout this quarterly report filed on Form 10-Q. These forward-looking statements describe management's intentions, beliefs, expectations or predictions for the future. The Company uses the words "believe," "anticipate," "expect," "intend" and similar expressions to identify forward-looking statements. Such forward-looking statements are subject to a number of risks, assumptions and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward-looking statements. These risks, assumptions and uncertainties include the Company's ability to complete systems within currently estimated time frames and budgets, the Company's ability to compete effectively in a rapidly evolving and price competitive marketplace, changes in the nature of telecommunications regulation in the United States and other countries, changes in the Company's business strategy, and the impact of technological change. This list is only an example of some of the risks, uncertainties and assumptions that may affect the Company's forward-looking statements. The Company undertakes no obligation to update any forward-looking statements made by it. For additional disclosure regarding risk factors refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the current reports of the Company on Form 8-K filed with the Securities and Exchange Commission since the filing of such Annual Report on Form 10-K.

DESCRIPTION OF BUSINESS

  Frontier Corporation provides integrated telecommunications services including Internet, Internet Protocol, or "IP", and data applications, web hosting, long distance, local telephone and enhanced services to business, carrier, web-centric and targeted residential customers nationwide and in certain international countries. On September 28, 1999, Frontier became a wholly owned subsidiary of Global Crossing.

RESULTS OF OPERATIONS

  Consolidated revenues on a year-to-date basis were $2.0 billion, representing an increase of $0.1 million or 2.9% over the nine month period ended September 30, 1998. Consolidated operating income was $160.0 million for the nine months ended September 30, 1999 as compared to $230.0 million for the nine months ended September 30, 1998. Operating results were impacted by $74.5 million and $6.5 million in non-recurring charges on a year-to-date basis in 1999 and 1998, respectively. Operating results continue to be positively impacted by revenue growth in Data, Carrier Services and Competitive Local Exchange Carrier ("CLEC") services, offset by a decrease in switched long distance revenue due to price erosion and customer attrition. Data revenue grew $89.8 million or 134.9% for the nine months ended September 30, 1999 over the respective prior year period. Data growth is driven by a 243.7% increase in frame relay, a 155.0% increase in dedicated Internet, and a 182.1% increase in content distribution through the third quarter of 1999 as compared to the prior year. Carrier Services revenues grew $91.9 million or 19.8% over the first nine months of 1998 driven by a growing customer base as well as higher levels of switched and dedicated traffic. CLEC revenue grew to $162.9 million for the nine months ended September 30, 1999, representing 53.7% growth over the prior year period.

  Operating expenses grew 1.6% for the nine months ended
September 30, 1999 on revenue growth of 2.9% for the same period. Costs and expenses, normalized for other charges, grew $59.0 million or 3.5% for the nine months ended
September 30, 1999 over the same prior year period, driven primarily by higher depreciation expense related to the NAC network, media distribution centers and other network related investments.

   Through the first nine months of 1999, the Company recorded a $74.5 million pre-tax charge for costs related to the merger with Global Crossing. These charges primarily included investment banker fees, legal fees, accelerated restricted stock compensation, and other direct costs.

  Through the first nine months of 1998, the Company recorded a pre-tax charge of $6.5 million associated with the acquisition of GlobalCenter Inc. ("GlobalCenter"), a leading provider of digital distribution, Internet and data services. These charges included investment banker fees, legal fees and other direct costs.

Other Income Statement Items

  Interest Expense

  Interest expense for the nine months ending September 30, 1999 and 1998 was $48.7 million and $39.5 million, respectively, representing an increase of 23.3%. The overall increase in interest expense is the result of higher levels of debt outstanding and is partially offset by an increase in capitalized interest of $15.3 million during the same period. The increase in capitalized interest and levels of debt outstanding is primarily attributable to the Company's capital program, driven in large measure by the NAC network, media distribution centers and other network related investments.

  Equity Earnings from Unconsolidated Wireless Interests

  The Company's minority interests in wireless operations and its 50% interest in the Frontier Cellular joint venture with Bell Atlantic are reported using the equity method of accounting, which results in the Company's proportionate share of earnings being reflected in a single line item below operating income. On July 20, 1999, the Company announced an agreement to sell its partnership interest in Frontier Cellular.

  Equity earnings from the Company's unconsolidated wireless interests, including Frontier Cellular, currently managed by Frontier, were $17.2 million through the third quarter, a 46.0% increase over the $11.8 million reported in the comparable period one year earlier. The increase in equity earnings is attributable to continued operating efficiencies as well as an increase in the number of customers.

  Income Taxes

  The effective income tax rate (normalized for nonrecurring items) was 39.5% for each of the nine months ended September
30, 1999 and 1998.

  Effective income tax rates, as reported, are impacted by certain nonrecurring items for the nine months ended September 30, 1999 and 1998. The effective rates were primarily impacted in 1999 by Global Crossing merger related costs and in 1998 by GlobalCenter transaction costs and the sale of Minnesota RSA No. 10.

FINANCIAL CONDITION

Review of Cash Flow Activity

  Earnings before interest, taxes, depreciation and amortization ("EBITDA") is a common measurement of a company's ability to generate cash flow from operations. EBITDA should be used as a supplement to, and not in place of, cash flow from operating activities. On a year to date basis, the Company's recurring EBITDA (before other charges) was $433.9 million, or 8.0% higher than the same period in 1998, as a result of increased revenues.

  Cash provided from operations for the nine months ended
September 30, 1999 increased $35.7 million to $351.2 million, primarily as a result of stronger cash basis operating results during 1999 as compared to the same period in 1998.

  Cash used for investing activities increased to $822.5 million, or $459.7 million higher than the same period in 1998, driven by an increase in cash expenditures for capital projects principally due to the NAC network, media distribution centers and other network related investments.

  Cash provided from financing activities increased $425.3 million during the nine months ended September 30, 1999, as compared to the same period in 1998. This net inflow of cash is primarily attributable to new borrowings on long-term debt driven by the Company's capital program, proceeds from the issuance of common stock resulting from the exercise of stock options, and lower dividend payments in 1999 as a result of the dividend restructuring.

Current Ratio

  The Company's current ratio declined to 0.86 at September 30, 1999, primarily due to $145 million of accrued costs relating to the Global Crossing merger. Without these obligations, the Company's current ratio would be 1.06 as of September 30, 1999.

Debt

  The Company's total outstanding debt balance was $1,810.8 million at September 30, 1999, an increase of $450.5 million from December 31, 1998. This higher debt level is driven by the Company's capital program, including the NAC network, media distribution center build outs and other network related investments, as well as the temporary restriction on dividend payments from Frontier Telephone of Rochester.

  Upon closing of the Company's merger with Global Crossing, the Company's outstanding borrowings under its various credit facilities became due and payable. This debt was refinanced via incremental borrowings under Global Crossing's $3.0 billion senior secured credit facility. The total amount of debt refinanced was $782.0 million.

  On June 2, 1999, in connection with the Company's merger with Global Crossing, Moody's and Standard and Poor's downgraded Frontier's long-term senior unsecured debt ratings from "A3"/"A" to "Ba2"/"BB", respectively.

Debt Ratio and Interest Coverage

  The Company's debt ratio (total debt as a percentage of total capitalization) was 17.8% at September 30, 1999, as compared with 57.2% at December 31, 1998. The debt ratio decrease is due to the Global Crossing merger which substantially increased total capitalization. Pre-tax interest coverage, excluding nonrecurring charges, was 3.3 times for the nine months ended September 30, 1999, as compared with 5.0 times for the same period in 1998.

Capital Spending

  Through September 1999, gross capital expenditures amounted to approximately $704.2 million, as compared to $367.9 million in the same period of 1998. The Company currently projects its 1999 capital expenditures to be approximately $1.0 billion. The Company anticipates financing its capital program through a combination of internally generated cash from operations as well as external financing.

Year 2000 Issues

  The Company's Year 2000 ("Year 2K") project is intended to address potential processing errors in computer programs that use two digits (rather than four) to define the applicable year. The Company's assessment of Year 2K issues and its remediation is essentially complete. The Company addresses Year 2K issues in four areas:

  State of Readiness. Frontier has developed plans to assess and remediate key internally-developed computer systems so they will be Year 2K compliant in advance of December 31, 1999 and has implemented those plans to a significant degree. The plans encompass all operating properties as well as Frontier's corporate headquarters. These include both information technology ("IT") and non-IT compliance. The plans cover the review, and either modification or replacement where necessary, of portions of the Company's computer applications, telecommunications networks, telecommunications equipment and building facility equipment that directly connect the Company's business with customers, suppliers and service providers. Implementation of the plan began in 1996 and the Company believes that its IT systems are now Year 2K ready, with immaterial exceptions.

  The Company has given special attention to the Year 2K issues involved in its network, switches, billing systems, and data lines, and will continue to dedicate significant resources to these areas as a priority. To date, Year 2K readiness is progressing at a pace that is acceptable to management and management maintains continuous contact with the Year 2K team to receive progress reports and to address issues. The areas which continue to draw activities to complete Year 2K preparations are PC and PRODA applications, and third party vendor systems and software.

  Costs.   The Company has recently performed a detailed
update of Year 2K costs. Costs to date that are directly attributable to Year 2K issues are $37.0 million, and the Company now anticipates spending a total of approximately $40.0 million. This includes costs directly related to Year 2K assessment and remediation and the replacement of non-compliant systems and end user equipment, including acceleration of replacement of non-compliant systems and end user equipment due to Year 2K issues. A substantial portion of the total amount has been used for third party assistance in assessment and remediation. The source of these funds is cash generated from operations. The Year 2K projects have not caused the Company to forego or defer, to any material degree, other critical IT projects. To date, the costs of addressing potential Year 2K problems are not considered material to the Company's financial condition, results of operations or cash flows and have been consistent with planned expenditures, and future costs are not expected to be material in such respects.

  Risks.   The Company is engaged primarily in
telecommunications lines of business, and therefore connects directly and indirectly with thousands of other carriers, inside and outside the United States. These connections are made through switching offices of the Company and the other carriers. The switching offices were manufactured by and often maintained by third parties. While many other carriers have announced plans to engage independently in Year 2K assessment and remediation for their networks, there is a risk that some carriers (particularly smaller carriers and carriers outside the United States) will not address or resolve Year 2K issues, and that telecommunications may therefore be affected. If this were to occur, it is likely that the Company would be affected only to the same degree as the other carriers in the telecommunications industry. A Year 2K failure in the network of smaller carriers would not be likely to have a significant impact on telecommunications generally, or on the Company. However, addressing these risks to the telecommunications industry in general is outside the Company's control. The Company has initiated an inquiry with its primary vendors and although the list of vendors who have satisfied the Company as to Year 2K readiness is extensive, the Company continues to engage in discussions related to Year 2K compliance with some vendors. The Company has replaced some equipment and systems, or delayed installation until next year, and may continue to do so in appropriate circumstances.

  Another risk to the Company arises with respect to the timely completion of Year 2K remediation for the processing that occurs in the Company's IT and non-IT systems, including billing systems. If the Company or its vendors are unable to resolve such processing issues in a timely manner, it could pose independent risks to the Company's business that could be material. Accordingly, the Company has devoted resources it believes to be adequate to resolve all significant identified Year 2K issues in a timely manner, and has undertaken plans to make information available to customers and others related to its Year 2K activities. Since the Company's own network, including the southeast expansion, is expected to be substantially deployed before December 31, 1999, the Company anticipates that the impact of other carriers who may experience business interruptions would be lessened, and such interruptions are not currently expected to have material adverse impacts on the Company.

  Contingency Plans.   The Company consistently monitors
the progress of its Year 2K program. The Company currently anticipates that it will resolve all its Year 2K issues before the end of 1999, with immaterial exceptions, and with the exception of any issues that involve other carriers or suppliers and that are outside of its control.

  The Company has begun to develop contingency plans in a number of areas. Contingency planning does not mean that a facility or system will fail. It may be merited because of many different factors, including the inherent importance of a system or facility, the response or lack of response from a third party vendor, or the results of the Company's review and evaluation. The following areas have been identified as areas in which contingency planning is occurring: SS7 Network arrangements internally and with third parties, power availability, certain OSS and CARS operating systems, network operations and call centers, EDI and credit and collections systems, lockbox arrangements, internal telephone systems, its COINS system, certain conferencing unit software, corporate support areas, and CLEC operations that are dependent on a Bell Operating Company's systems.
In all of these areas it is the potential impact of a failure rather than the probability of a failure that has led the Company to identify it as an area for contingency planning. The Company also has initiated routine contingency planning requirements relative to its Internet operations. Plans will be developed and tested as necessary and closely monitored by the Company's Internal Audit department and the Year 2K Executive Steering Committee.
The costs of contingency planning are not expected to be material to the Company.

Dividends

In 1999, the Company declared and paid dividends of $17.8 million.

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

  On August 25, 1999, the New York State Public Service Commission ("NYSPSC") issued a Notice Requesting Comments in which it invited comments on the Company's financial condition, earnings and service quality, competition in the Rochester market and the terms and conditions of the Open Market Plan. Settlement discussions on this proceeding are underway. Although the Company expects that the NYSPSC will continue to seek adjustments in the Open Market Plan, the Company cannot predict the ultimate impact of any NYSPSC action in this proceeding. The NYSPSC has also issued orders on other regulatory issues over time, related to service quality, staff allocations, provisioning and relations with other carriers.

  Management believes there continues to be significant market and business opportunities, as well as uncertainties, associated with the Company's Open Market Plan. There can be no assurance that the changing regulatory environment will positively impact the Company.

Dividend Policy

  The Open Market Plan prohibits the payment of dividends by the Company's subsidiary, Frontier Telephone of Rochester, Inc. ("FTR"), to Frontier if (i) FTR's senior debt is downgraded to "BBB" or below by Standard & Poor's ("S&P"), or the equivalent rating by other rating agencies, or is placed on credit watch for such a downgrade, or (ii) a service quality penalty is imposed under the Open Market Plan. Dividend payments to Frontier also require FTR's directors to certify that such dividends will not impair FTR's service quality or its ability to finance its short and long-term capital needs on reasonable terms while maintaining an S&P debt rating target of "A".

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

  The consent decree concerned the cleanup of an environmental Superfund site located in Cortland, New York. It is alleged that the corporate defendants disposed of hazardous substances at the site and are therefore liable under the Comprehensive Environmental Response, Compensation and Liability Act. On November 21, 1997, the EPA issued a Proposed Remedial Action Plan" ("PRAP"). In the PRAP, the EPA outlined four alternative plans for remediating the site. A number of parties, excluding the Company, have reached agreements with the EPA to fund certain future remedy costs at the site consistent with the PRAP. There has been no allocation of liability by the Court as among or between the plaintiffs or defendants.

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

  On June 25, 1999, the Company was served with a summons and complaint in a lawsuit commenced in the New York State Supreme Court, Monroe County by a Frontier shareholder alleging that the Company and its Board of Directors had breached their fiduciary duties to shareholders by endorsing a definitive merger agreement with Global Crossing Ltd. without having adequately considered an alternative merger proposal made by Qwest Communications International, Inc. The lawsuit has been framed as a purported class action brought on behalf of all shareholders of the Company and seeks unstated compensatory damages and injunctive relief compelling the Company's board to evaluate the Company's suitability as a merger partner, to enhance the Company's value as a merger candidate, to engage in discussions with Qwest about possible business combinations, to act independently to protect the interests of Frontier shareholders, and to ensure that no conflicts of interest exist which would prevent maximizing value to shareholders. In July 1999, three additional lawsuits were also commenced against the Company in the New York State Supreme Court on behalf of a number of individual shareholders seeking essentially identical relief. All four lawsuits are being consolidated into a single proceeding pending in Rochester New York. The Company believes the asserted claims are without merit and is defending itself vigorously.

  On July 12, 1999, the Company was served with a summons and complaint in a lawsuit commenced in New York State
Supreme Court, New York County by a Frontier shareholder alleging that the Company and its board breached their fiduciary duties by failing to obtain the highest possible acquisition price for the Company in the definitive merger agreement with Global Crossing. The action has been framed as a purported class action and seeks compensatory damages and injunctive relief. The claims against the Company are asserted in the same action as similar but separate claims against US West, Inc. The Company will seek to sever the claims against it from the action involving US West and to consolidate those claims with the action pending in Rochester that is currently in the process of being consolidated. The Company believes the claims asserted against it are meritless.

  Please refer to the Open Market Plan discussion in the Management's Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 2 of this document.

Item 4.  Submission of Matters to a Vote of Security Holders

  A Special Meeting of Shareholders was held on September 23, 1999 for the purpose of voting on the proposal to adopt the Agreement and Plan of Merger, dated as of March 16, 1999 and as amended as of May 16, 1999, among Global Crossing Ltd., GCF Acquisition Corp. and Frontier Corporation.

  The number of shares issued, outstanding and eligible to
vote as of the record date of July 29, 1999 were
173,513,524.344.  EquiServe tabulated proxies representing
145,301,940.879 shares or 84 percent of the eligible vote
shares.   The merger proposal was approved.  The results of
the tabulation are as follows:

                    For         138,405,980.101
                    Against       5,615,514.246
                    Abstain       1,280,446.532

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

  On July 15, 1998, an administrative complaint was filed by Bell Atlantic Corp. seeking $3.2 million in compensation for use of its payphones since October 7, 1997. On August 17, 1998, an administrative complaint was filed by Ameritech Corp. with the FCC seeking $1.9 million in compensation for the use of its payphones since October 7, 1997. On September 1, 1998, SBC Communications Inc. filed an administrative complaint with the FCC seeking $3.3 million in compensation for the use of its payphones since October 7, 1997. On November 24, 1998, U S West Communication Group filed an administrative complaint seeking $2.5 million in compensation for the use of its payphones since October 7, 1997. On April 30, 1999, the Company and U S West executed a settlement and on May 5, 1999, the parties filed a joint motion to dismiss U S West's complaint, which the Commission granted. The filing of the complaints has had no effect upon the position of the Company with respect to payphone compensation. On September 24, 1999, the Common Carrier Bureau issued a Memorandum Opinion and Order finding Frontier liable to Bell Atlantic for payphone compensation. The Bureau invited Bell Atlantic to file, within 60 days, a supplemental complaint for damages. The Company, on October 28, 1999, filed an application for review of the Bureau's decision with the full Commission. On November 8, 1999, the Common Carrier Bureau issued a second Memorandum Opinion and Order finding Frontier liable to SBC and Ameritech and invited those companies to file supplemental complaints for damages within 60 days. The Company intends to file an application for review of this decision. The Company cannot predict the ultimate outcome of any of these FCC proceedings.

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

(b)  Reports on Form 8-K.

  The following reports on Form 8-K were filed during and subsequent to the quarter ended September 30, 1999:

     SEC Filing Date          Item Nos.     Financial Statements
     -----------------------------------------------------------
     10/12/99                5                    None
     10/07/99             4, 7                    None
     09/30/99             1, 7                    None
     09/03/99                5                    None
     07/21/99                5                    None

                          SIGNATURE



  Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             FRONTIER CORPORATION
                             --------------------------------
                             (Registrant)






Dated: November 12, 1999          /s/Harold M. Winfield
                            By:   ----------------------
                                  Harold M. Winfield
                                  Chief Financial Officer
                                  North America
                                  (principal accounting officer)

                    FRONTIER CORPORATION

                      INDEX TO EXHIBITS



Exhibit
Number     Description                               Reference
--------------------------------------------------------------------
3.1        Restated Certificate of Incorporation  Filed herewith
           September 28, 1999

3.2        By-laws                                Filed herewith

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


4.6        Supplemental Indenture between the     Incorporated by reference to
           Company and Chase Manhattan Bank,      Exhibit 4.7 to Form 10-K
           N.A. as Trustee, dated December 8,     for the year ended
           1997, $100M 6.25% Notes due            December 31, 1997.
           December 15, 2009.

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

4.9        $250 Million Credit Agreement          Incorporated by reference to
           dated April 29, 1999 with Morgan       Exhibit 4.9 to Form 10-Q
           Stanley, First National Bank of        for the quarter ended
           Chicago, and Fleet National            March 31, 1999
           Bank, et al.

4.10       $100 Million Credit Agreement dated    Filed herewith
           September 2, 1999 with Morgan
           Stanley Senior Funding, First National
           Bank of Chicago and Fleet National
           Bank

4.11       Credit Agreement dated July 2, 1999    Incorporated by reference to
           among Global Crossing Ltd.,            Exhibit 10.7 to Global
           Global Crossing Holdings Ltd. and      Crossing Ltd.'s Registration
           Chase Manhattan Bank, Goldman          Statement 333-82657 dated
           Sachs Credit Partners L. P.,           August 5, 1999
           Citicorp USA, Inc., and Merrill
           Lynch Capital Corporation, et al.

10.1       Restated Directors Common Stock        Filed herewith
           Deferred Growth Plan

10.2       Amendment No. 2 to Plan for the        Filed herewith
           Deferral of Directors Fees

27         Financial Data Schedule                Filed herewith